Form 10-Q
period 1996-06-30
PRESTIGE FINANCIAL CORP
filed 1996-08-14
CIK 899163

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 1996      Commission File Number  0-22186

                         Prestige Financial Corp.
          (Exact name of Registrant as specified in its charter)


New Jersey                                               22-3216510
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)



1 Royal Road  P.O. Box 2480  Flemington, New Jersey           08822
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code     908-806-6200


                                N / A
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes   X    No

The number of shares outstanding of the Registrant's common stock, being the only class of capital stock outstanding, was as follows as of August 1, 1996:

Common Stock (par value $.01)                      2,596,993   Shares

Table of Contents                                                    Page


Part I.   Financial information

Item 1.   Financial statements

          Consolidated Statements of Financial Condition as
          of June 30, 1996, December 31, 1995 and
          June 30, 1995                                                3

          Consolidated Statements of Income for the Three Months
          Ended and Six Months Ended June 30, 1996 and 1995            4

          Consolidated Statements of Changes in Stockholders'
          Equity for the Six Months Ended June 30,
          1996 and 1995                                                5

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1996 and 1995                          6

          Notes to Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8

Part II.  Other information

Item 4.   Submission of Matters to a Vote of Security Holders         17

Item 6.   Exhibits and reports on Form 8-K                            18

Signatures                                                            19

Item 1.  Financial Statements

Prestige Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands)


                                       06/30/96       12/31/95       06/30/95
ASSETS:

  Cash and due from banks                $7,243         $5,531         $4,721
  Federal funds sold                      4,700         10,525         15,050

    Total cash and cash equivalents      11,943         16,056         19,771
  Loans held for sale, net               14,478         10,241          6,682
  Investment securities held
   to maturity, net:
    Taxable                              57,367         41,810         23,230
     (Market value $56,322,
     $42,004, and $22,985
     respectively)
    Exempt from Federal                   3,337          1,460          3,224
     income tax
      (Market value $3,342,
      $1,472 and $3,235
      respectively)
  Loans, net                            114,016        103,346         96,710
  ...Less allowance for loan losses       1,409          1,325          1,200
  Net loans                             112,607        102,021         95,510
  Premises and equipment, net             2,449          1,931          1,930
  Accrued interest receivable             1,243            958            703
  Other assets                              877          1,904          1,086

  TOTAL ASSETS                         $204,301       $176,381       $152,136

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
  Deposits:
    Non-interest bearing                 25,757         23,793         18,856
    Interest bearing                    163,538        139,724        122,611
  Total deposits                        189,295        163,517        141,467
  Accrued interest payable                  302            249            255
  Accrued expenses and
    other liabilities                       515            557            388
  TOTAL LIABILITIES                     190,112        164,323        142,110

STOCKHOLDERS' EQUITY

  Preferred stock (the Bank),
    no par value;
    $100 stated value;
    200,000 shares
    authorized;
    0, 0, and 9,000 shares
    issued and outstanding
    at June 30, 1996,
    December 31, 1995 and
    June 30, 1995,respectively                -              -            900

  Common stock, par value
  $.01; 5,000,000 shares
  authorized; 2,596,993,
  1,972,539 and 1,750,823
  shares issued and
  outstanding at June 30, 1996,
  December 31, 1995 and
  June 30, 1995, respectively                26             20             17
  Paid in capital                        12,859         11,354          8,902
  Retained earnings                       1,304            684            207
  TOTAL STOCKHOLDERS' EQUITY             14,189         12,058         10,026

TOTAL LIABILITIES AND                  $204,301       $176,381       $152,136
STOCKHOLDERS' EQUITY                   $204,301       $176,381       $152,136


See accompanying notes to Consolidated Financial Statements


Prestige Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)


                                           Three Months           Six Months
                                           Ended June 30,         Ended June 30,
                                       1996           1995       1996       1995

Interest income:
  Loans                                  $2,958      $2,477     $5,661     $4,709
  Federal funds sold                         37         118        171        192
  Investment Securities:
    Taxable                                 907         327      1,660        620
    Exempt from Federal income tax           15          37         29         66
  TOTAL INTEREST INCOME                   3,917       2,959      7,521      5,587

Interest expense:
  Deposits                               $1,849       1,357      3,601      2,495
  Federal funds purchased                     3           -          3          -
  TOTAL INTEREST EXPENSE                  1,852       1,357      3,604      2,495

  Net interest income                     2,065       1,602      3,917      3,092

Provision for loan losses                   100          74        145        150

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                 1,965       1,528      3,772      2,942

Non-interest income:
  Service charges on deposit accounts        53          38         97         72
  Gain on sale of loans                     234         129        409        208
  Other income                               13          13         23         25
  TOTAL NON-INTEREST INCOME                 300         180        529        305

Non-interest expense:
  Salaries and employee benefits            756         533      1,431      1,048
  Net occupancy expense                     304         266        594        512
  Advertising/business development           50          45         89         84
  Federal deposit insurance                   -          66          1        132
  Data processing                            73          47        135         92
  Other expenses                            327         252        628        482
  TOTAL NON-INTEREST EXPENSE              1,510       1,209      2,878      2,350

Income before provision for
  income taxes                              755         499      1,423        897
Provision for income taxes                  306         232        573        386
NET INCOME                                 $449        $267       $850       $511
Net income per common share:
  Primary                                 $0.17       $0.11      $0.32      $0.21
  Fully diluted                           $0.17       $0.11      $0.32      $0.21

Weighted average shares
outstanding - primary                 2,695,851     2,258,148   2,674,959 2,248,543

Weighted average shares
outstanding - fully diluted           2,695,851     2,277,360   2,674,959 2,268,537


See accompanying notes to Consolidated Financial Statements


Prestige Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(Dollars in Thousands)
Six Months Ended June 30, 1996 and 1995


                                Number of                                                       Total
                                Common         Preferred     Common    Paid-In   Retained    Stockholders'
                                Shares         Stock         Stock     Capital   Earnings       Equity

Balance, December 31,1994      1,570,944         900         16       7,804        786          9,506

Common stock issuance:

    Exercise of options           14,728           -          -          69          -             69

    Common stock grants            6,800           -          -          60          -             60

    10% Common stock dividend    158,351           -          1         969      (970)              0

Common stock cash dividend             -           -          -           -       (89)           (89)

Preferred stock cash dividend          -           -          -           -       (31)           (31)

Net income                             -           -          -           -        511            511

Balance, June 30, 1995         1,750,823        $900        $17      $8,902       $207        $10,026


Balance, December 31, 1995     1,972,539           -         20      11,354        684         12,058

Common stock issuance:

    Exercise of warrants           4,400           -          -          34          -             34

    Exercise of options            5,535           -          -          34          -             34

    Common stock grants            7,480           -          -          59          -             59

    Dividend reinvestment plan   102,312           -          1       1,369          -          1,370

    401(k) plan                      612           -          -           9          -              9

    Five-for-four common
     stock split                 504,115           -          5           -        (5)              -

Common stock cash dividend             -           -          -           -      (225)          (225)

Net income                             -           -          -           -        850            850

Balance, June 30, 1996         2,596,993    $      -        $26     $12,859     $1,304        $14,189


See accompanying notes to Consolidated Financial Statements.


Prestige Financial Corp. and Subsidiary


Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)
Six Months Ended June 30, 1996 and 1995



                                                       Six Months Ended
                                                     06/30/96     06/30/95
Cash flows from operating activities:
   Net income                                           $850        $511
   Adjustments to reconcile net income to net cash
    used in operating activities:
      Provision for loan losses                          145         150
      Depreciation and amortization                      168         147
      Amortization (accretion) of investment
       securities premiums and discounts, net            168       (240)
      Amortization of organizational costs                 7          11
      Increase in accrued interest receivable          (285)       (237)
      Decrease (increase) in other assets              1,020       (146)
      Gain on sale of loans                            (409)       (208)
      Proceeds from sale of loans held for sale        6,897       3,736
      Net increase in loans held for sale           (10,725)     (9,178)
      Increase in accrued interest payable                53         118
   Decrease in accrued expenses and other
    liabilities                                         (42)       (102)
   (Decrease) increase in deferred loan fees and
    unearned discounts                                 (125)         116
   Common stock grants                                    59          60
   NET CASH USED IN OPERATING ACTIVITIES             (2,219)     (5,262)

Cash flows from investing activities:
   Proceeds from maturities of investment
    securities                                        12,356       6,999
   Principal paydowns on mortgage-backed               1,909         278
    securities                                         1,909         278
   Purchases of investment and mortgage-backed
    securities                                      (31,867)    (10,950)
   Net increase in loans                            (10,606)     (4,274)
   Capital expenditures                                (686)        (64)
   NET CASH USED IN INVESTING ACTIVITIES            (28,894)     (8,011)

Cash flows from financing activities:
   Net increase in demand deposits, money market,
    NOW and savings accounts                          11,240       5,342
   Net increase in certificates of deposit            14,538      13,686
   Proceeds from issuance of common stock, net         1,447          69
   Dividends paid                                      (225)       (120)
  NET CASH PROVIDED BY FINANCING ACTIVITIES           27,000      18,977

   (Decrease) increase in cash and cash
    equivalents                                      (4,113)       5,704

Cash and cash equivalents at begining of year         16,056      14,067
Cash and cash equivalents at end of period           $11,943     $19,771
Supplemental disclosure of cash flow information-
   Cash paid during the year for:
      Interest                                        $3,551      $2,377
      Income taxes                                       557         338



See accompanying notes to Consolidated Financial Statements


                  Prestige Financial Corp. and Subsidiary

                Notes to Consolidated Financial Statements
                                (Unaudited)

1.   Principles of consolidation

Prestige State Bank (the "Bank") is a wholly-owned subsidiary of Prestige Financial Corp. The accompanying unaudited consolidated financial statements include the accounts of Prestige Financial Corp. and its subsidiary (the "Corporation"). All significant intercompany accounts and transactions have been eliminated in consolidation.


2.   Basis of presentation

The  accompanying  unaudited financial statements  have  been  prepared  in accordance  with  generally  accepted  accounting  principles  for  interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended June 30, 1996 and for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


3.   Stockholders' Equity

On May 28, 1996 the Board of Directors approved a five cent per share cash dividend on common stock, paid on June 28, 1996 to shareholders of record at June 18, 1996.

On February 23, 1996, the Board of Directors approved a five cent per share cash dividend on common stock, paid on March 29, 1996 to shareholders of record at March 20, 1996. The Board of Directors also approved a five-for-four stock split on common stock, payable April 19, 1996 to shareholders of record on April 10, 1996.

                  Prestige Financial Corp. and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                            Financial Condition

At June 30, 1996, total assets had reached $204.3 Million which was a $27.9 Million, or 15.8%, increase as compared to the December 31, 1995 balance of $176.4 Million; and a $52.2 Million, or 34.3%, increase when compared to the June 30, 1995 balance of $152.1 Million. This growth was funded primarily from deposits (mainly "core" demand and time accounts) which increased by $25.8 Million, or 15.8%, to $189.3 Million at June 30, 1996 as compared to $163.5 Million at December 31, 1995; and by $47.8 Million, or 33.8%, when compared to the June 30, 1995 balance of $141.5 Million. The opening of our fourth location in Clinton Township in May of 1996 contributed to this growth as did several CD promotions run earlier this year in order to insure funding for above budget loan production. In addition, continuing industry consolidation has aided our growth as customers seek the personal service of a true "community bank".

Total Stockholders' Equity stood at $14.2 Million as of June 30, 1996 and was $2.1 Million, or 17.4%, higher than the year-end 1995 balance of $12.1 Million; and $4.2 Million, or 42.0%, higher than the June 30, 1995 balance of $10.0 Million. These increases were primarily attributable to increased earnings, dividends reinvested and optional cash purchases made by shareholders in accordance with a plan adopted in the third quarter of 1995, and a private placement of 176,000 common shares which took place in the fourth quarter of 1995. A portion of the proceeds from the private placement was used to redeem all outstanding shares of preferred stock in the fourth quarter of 1995.

Within the asset composition, the above growth was primarily utilized to fund increases in the loan and investment portfolios. As of June 30, 1996 outstanding loans, including loans held for sale, totaled $128.5 Million which was $14.9 Million, or 13.1%, more than the December 31, 1995 balance of $113.6 Million; and $25.1 Million, or 24.3%, greater than the June 30, 1995 balance of $103.4 Million. Loan growth exhibited during the first half of 1996 was positively effected by increased Small Business Administration (SBA) loan production, as the Bank continued to benefit from its "Preferred SBA Lender" status. After the first nine months of the SBA's fiscal year, the Bank once again led all other lending institutions in New Jersey with 141 loan accommodations approved, totaling $32.6 Million, of which 120, totaling $27.5 Million were within New Jersey. This compared with 97 SBA loans approved totaling $16.4 Million during the same time period in 1995.

Loans  held  for  sale totaled $14.5 Million at June  30,  1996  vs.  $10.2
Million at December 31, 1995 and $6.7 Million at June 30, 1995. The loans held for sale category is comprised of SBA and residential mortgage loans which provide attractive yields as well as a ready source of liquidity and potential gains on sales.

Investment securities (all classified as held to maturity) at June 30, 1996 amounted to $60.7 Million, an increase of $17.4 Million, or 40.2% as compared to the December 31, 1995 balance of $43.3 Million; and higher by $34.2 Million, or 129.1%, when compared with the June 30, 1995 balance of
$26.5 Million. This growth resulted primarily from the purchase of securities issued by the United States government and its agencies,
including   mortgage-backed  securities  and  SBA  guaranteed   loan   pool
certificates.

At June 30, 1996, the allowance for possible loan losses stood at $1.4 Million --$84 Thousand more than the year-end 1995 figure of $1.325 Million and $200 Thousand more than the June 30, 1995 balance of $1.200 Million. The first half 1996 change from year-end 1995 resulted from provisions of $145 Thousand and net charge-offs of $61 Thousand. The allowance as a percentage of total outstanding loans as of June 30, 1996 was 1.10% as compared to 1.17% as of December 31, 1995, and 1.16% as of June 30, 1995. The allowance as a percentage of total outstanding loans was permitted to decline at June 30, 1996 in anticipation of the sale of $5.5 Million of unguaranteed portions of SBA loans which was finalized in July 1996. The sale was undertaken to reduce the Bank's credit exposure and to provide additional liquidity for projected loan closings. Reducing the June 30, 1996 loan totals by this $5.5 Million sold in July 1996 produces a pro forma allowance to total outstanding loans ratio of 1.15%.

Non-performing loans (also classified as impaired loans under Statement of Financial Accounting Standards No. 114) totaled $1.1 Million (.86% of total loans) as of June 30, 1996 as compared to $11 Thousand (.01% of total loans) as of December 31, 1995, and $620 Thousand (.60% of total loans) as of June 30, 1995. These are loans on which accrual of interest has been discontinued; or loans on which interest is still being accrued but that are contractually past due 90 days or more as to interest or principal payments.


Considering the information in the previous two paragraphs as well as other relevant factors, management believes that the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Capital Adequacy.

The Federal Reserve Board (FRB) in the case of bank holding companies such as the Corporation and the Federal Deposit Insurance Corporation (FDIC) in the case of state banks such as the Bank have adopted risk-based capital guidelines which require a minimum ratio of 8% of total risk-based capital to assets, as defined in the guidelines. At least one half of the total capital, or 4%, is to be comprised of common equity and qualifying perpetual preferred stock, less deductible intangibles (Tier 1 capital).

Risk-based capital ratios are expressed as percentages of capital to "risk adjusted assets" and therefore relate capital to the risk factors inherent within a company's asset base, including off-balance sheet risk exposure. Various weightings are assigned to different asset categories as well as off-balance sheet exposure depending upon the risk associated with each category. In general, less capital is required for a less risky asset composition.

At June 30, 1996, the Corporation's and the Bank's core (Tier 1) risk-based capital ratios were 11.38% and 10.78%, respectively, versus 10.71% and 9.91% at December 31, 1995; and 8.55% and 9.38% at June 30, 1995. These
ratios compare favorably to a minimum of 4% as required by the FRB and the FDIC.

At  June 30, 1996, the Corporation's and the Bank's total (Tier 1 plus Tier
2) risk-based capital ratios were 12.51% and 11.91%, respectively, versus 11.89% and 11.10% at December 31, 1995; and 9.68% and 10.51% at June 30,
1995. These ratios also compare favorably to a minimum of 8% as required by the FRB and the FDIC.



The FRB and the FDIC have supplemented the risk-based capital guidelines with an additional capital ratio referred to as the leverage ratio or core capital ratio. The regulations require financial institutions to maintain a minimum leverage ratio of 4% to 5%, depending upon the condition of the institution.

At June 30, 1996, the Corporation's and the Bank's leverage ratios were 6.93% and 6.59%, respectively, versus 6.81% and 6.32% at December 31, 1995; and 5.97% and 6.54% at June 30, 1995. Again, these ratios compare favorably with existing guidelines established by the FRB and the FDIC.

It should be noted that additional capital raised via the dividend reinvestment plan and the exercise of options and warrants provide the ability to downstream capital from the parent company to the Bank should that entity's capital ratios require it.

Liquidity.

The liquidity position of the Corporation is dependent upon the successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' requests for loans. Such needs can be satisfied by maturing loans and investments, short term liquid assets, and the ability to raise short-term funds from external sources.

So far, virtually all funding needs have been met via the acquisition of deposits, and not through other sources such as borrowings or securities sold under repurchase agreements. In addition, the total of all liquid assets (e.g. Federal funds sold, short term investments, assets available for sale) as measured against what may be considered volatile liabilities (i.e. short term $100,000 certificates of deposit) produced liquidity ratios of 368% for June 30, 1996, versus 332% for December 31, 1995, and versus 245% for June 30, 1995. All of these are considered by management to be satisfactory.


Interest Rate Sensitivity

The management of interest rate risk is also important to the profitability of the entity. Interest rate risk arises when an earning asset matures or has its interest rate change in a time period different from that of a supporting interest bearing liability; or when an interest bearing liability matures or has its interest rate change in a time period different from that of an earning asset that it supports. While the Corporation does not match specific assets and liabilities, total earning assets and interest bearing liabilities are grouped to determine the overall interest rate risk within a number of specific time frames.

Interest sensitivity analysis attempts to measure the responsiveness of net interest income to changes in interest rate levels. The difference between interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitivity gap. At any given point in time, the Corporation may be in an asset-sensitive position, meaning its interest-sensitive assets exceed its interest-sensitive liabilities; or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets. These positions may expose the Corporation to possible future gain or loss of net interest income, depending upon which way interest rates move.

Management attempts to keep interest sensitive assets and liabilities as evenly matched as possible within the three, six, and twelve month time frames.

As of June 30, 1996 there was a cumulative twelve month gap of a negative $22.1 Million as compared to a negative $18.1 Million gap as of December 31, 1995 and a negative $6.8 Million gap as of June 30, 1995. In the worst of these cases, the percentage of imbalance from a perfectly matched 100% was 23%. Management does not, however, consider this to be of concern as this represents what is known as the "static gap" measure of assets to liabilities.

From this simplistic static gap viewpoint, a negative gap may be expected to cause reductions in net interest income in a rising rate environment and enhance net interest income in a declining rate environment. However, the repricing of liabilities can be, and often are, "lagged" behind earning asset rate increases, or exaggerated when rates decrease, in order to offset the gap's effects. In addition, rate sensitive assets may reprice at different frequencies than rate sensitive liabilities within the twelve month time frame, further offsetting the gap's effects. With such considerations factored into a more meaningful "dynamic gap" model, the Corporation's June 30, 1996 position indicated that an increase in average interest rates would, in fact, have a positive impact on net interest income. Conversely, a drop in rates would likely have a somewhat negative impact on net interest income over the twelve months thereafter. Incidentally, the introduction of a flat interest rate scenario into this dynamic gap model projects improvement in the net interest margin for the twelve months thereafter.



                           Results of Operations

Net income for the first six months of 1996 amounted to $850 Thousand com-pared to $511 Thousand for the same period in 1995. Related fully diluted earnings-per-share data were: $.32 per share for the first six months of
1996 versus $.21 per share for the same period in 1995. The annualized return on average assets was .91% and .75% for the first six months of 1996 and 1995, respectively. The annualized return on average shareholders' equity was 13.33% and 10.42% for the first six months of 1996 and 1995, respectively.

Net income for the second quarter ended June 30, 1996 was $449 Thousand compared to $267 Thousand for the same period in 1995. Related fully diluted earnings per share were: $.17 per share for the second quarter of 1996 versus $.11 per share for the same period in 1995. The annualized return on average assets was .92% and .75% for the second quarter of 1996 and 1995, respectively. The annualized return on average shareholders' equity was 13.59% and 10.94% for the second quarter of 1996 and 1995, respectively.


Net Interest Income.

The  $825 Thousand, or 26.7%, increase in net interest income reflected  in the first six months of 1996 (at $3.917 Million) over the same period in 1995 (at $3.092 Million) was primarily due to an increase in higher yielding loan and investment volume. Earning assets in 1996 have been increasingly weighted towards loans and investments, as opposed to Federal funds sold, and have therefore generated proportionately more interest income. Although it may be expected that the cost of funds will creep upward, thus shrinking the net interest margin, management believes this will continue to be offset by the Corporation's efforts to minimize Federal funds sold and emphasize loan production.

The $463 Thousand, or 28.9%, increase in net interest income reflected in the second quarter of 1996 (at $2.065 Million) over the same period in 1995 (at $1.602 Million) was attributable to the same factors as discussed in the above comparisons of the first six months of 1996 and 1995.


Noninterest Income.

For the first six months of 1996 noninterest income increased $224 Thousand or 73.4% to $529 Thousand, up from $305 Thousand for the same period in 1995. This variance was primarily attributable to the gains from sales of loans which amounted to $409 Thousand during the first six months of 1996 versus $208 Thousand in the first six months of 1995. Most of the increase in gains on loan sales was due to a higher volume of loans sold; but a portion of the increase was due to higher premiums being paid on the sold portions of SBA loans. As alluded to earlier, SBA loan production is up considerably, with the Bank recognized as the leading SBA lender in New Jersey and carrying the designation of "Preferred Lender" in New York and Pennsylvania as well. In addition, the Corporation's recently established residential mortgage division has begun making contributions to the gains on loans sold, accounting for $43 Thousand in gains during the first half of 1996 vs. zero in 1995. Management expects the ongoing origination and sale of residential mortgages to permit somewhat less reliance on sales of SBA loans, allowing the higher yielding SBA loans to accumulate and help maintain a satisfactory net interest margin. Exclusive of gains on the sales of residential mortgages, the first half of 1996 saw gains produced by the sale of SBA loans account for 25.7% of pre-tax net income vs. 23.2% for the first half of 1995.

For the second quarter of 1996, noninterest income increased $120 Thousand or 66.7% to $300 Thousand, up from $180 Thousand for the same period in 1995. This increase was primarily attributable to the gains from sales of loans which amounted to $234 Thousand during the second quarter of 1996 versus $129 Thousand in the second quarter of 1995.


Noninterest Expense.

For the first six months of 1996 as opposed to the same period in 1995, total noninterest expense increased by $528 Thousand, or 22.5%, to $2.878 Million from $2.350 Million.

Salaries and benefits accounted for $383 Thousand of the above increase owing to the January 1 effective date for all pay increases as well as the addition of staff resulting from the opening of the Clinton Township branch in the middle of the second quarter of 1996 and the overall strengthening of coverage to service the Corporation's growing customer base.

Occupancy related expenses increased $82 Thousand for the first six months of 1996 versus the same period in 1995 primarily due to the opening of the Clinton Township branch and the leasing of additional office space in the Bank's Royal Road Headquarters building. The additional space was necessary to house the Bank's growing residential mortgage operation and increased commercial lending staff.

Federal deposit insurance premiums decreased by $131 Thousand for the first six months of 1996 versus the same period in 1995. This occurred despite deposit growth because of a reduction in Federal deposit insurance premiums resulting from FDIC rate reductions instituted in mid 1995.

Data Processing costs contributed another $43 Thousand to the increase in noninterest expense, primarily as a result of increased volume.

Within the other expense category --as compared to the first six months of 1995 --printing, stationery and supplies expense increased by $32 Thousand; postage/telecommunications costs rose by $23 Thousand; and checkbook costs rose by $17 Thousand. These increases are all attributed to increased volume. In addition, professional fees and supervisory exam fees for the six months ended June 30, 1996 rose by $17 Thousand versus the same period in 1995.

For the second quarter of 1996 as opposed to the same period in 1995, total noninterest expenses rose by $301 Thousand, or 24.9%, to $1.510 Million from $1.209 Million.

Salaries and benefits accounted for $223 Thousand of the above increase owing to the addition of staff for the Clinton Township branch opening and the strengthening of coverage for the Corporation's growing customer base.

Occupancy related expenses increased $38 Thousand for the second quarter of 1996 versus the same period in 1995 for the reasons noted in the six month comparison above.

Federal deposit insurance premiums decreased by $66 Thousand for the second quarter of 1996 versus the same period in 1995. This occurred despite deposit growth because of a reduction in Federal deposit insurance premiums resulting from FDIC rate reductions instituted in mid 1995.

Data Processing costs contributed another $26 Thousand to the increase in noninterest expense as a result of increased volume.

Within the other expense category --as compared to the second quarter of 1995 --printing, stationery and supplies expense increased by $21 Thousand; postage/telecommunications costs rose by $16 Thousand; and checkbook costs rose by $7 Thousand. These increases may all be attributed to increased volume. In addition, external audit, accounting and supervisory exam fees for the three months ended June 30, 1996 rose by $9 Thousand versus the same period in 1995.

As some indication of the Corporation's control over noninterest expenses (though combining it with a measure of the Corporation's ability to produce noninterest income), the "efficiency ratio" (noninterest expense divided by the sum of taxable equivalent net interest income and noninterest income)improved to 64% from 69% for the first six months of 1996 vs. the first six months of 1995; and to 63% from 67% for the second quarter 1996 vs. the second quarter 1995. More strictly directed at noninterest expense control, the "overhead ratio" (annualized noninterest expense over average assets for the period) also showed considerable improvement. This overhead percentage was 3.07% and 3.09% for the first half and second quarter 1996, respectively; as compared to 3.44% and 3.41% for the first half and second quarter 1995, respectively.

Provisions for Loan Losses.

For the first six months of 1996 as compared to the first six months of 1995, the provision for loan losses decreased by $5 Thousand. For the second quarter of 1996 as compared to the second quarter of 1995, the provision for loan losses increased by $26 Thousand. Provisions are made as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts. As discussed previously, the Corporation's non-performing loans at June 30, 1996 amounted to just .86% of total loans.



Part II   Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

On  April  23,1996,  Prestige Financial Corp.  held  its  Annual Meeting of
Shareholders.   Matters voted on and the results of such voting are as
follows:

Election of Directors

Roland  D.  Boehm,  Sr.; Louis R. DeFalco;  Arnold  F.  Horvath;
Robert J. Jablonski; Gerald A. Lustig; James W. MacDonald; and
Arthur Stryker, Jr. were elected to serve as Directors of Prestige Financial Corp. until the 1997 Annual Meeting.

Amendment to the 1994 Stock Option Plan for Key Employees

An amendment to increase by 105,000 (to 165,800) the number of shares which may be optioned under the plan was approved with 1,240,995 votes cast in favor; 32,411 votes cast against; 20,079 votes abstained; and 165,794 non-votes.

Amendment to the 1994 Stock Option Plan for Outside Directors

An amendment to remove the restriction that options for no more than 2,200 shares of common stock may be granted annually to each qualified individual was approved with 1,293,633 votes cast in favor; 60,303 votes cast against; 28,811 votes abstained; and 76,532 non-votes.

Ratification of Independent Accountants

The selection of KPMG Peat Marwick LLP as the Corporation's independent accountants for 1996 was ratified with 1,426,055 votes cast in favor; 9,744 votes cast against; and 23,480 votes abstained.










Item 6.   Exhibits and reports on Form 8-K


(a)(11)   Statement on Computation of per-share earnings

Net income per-share is calculated as net income less preferred stock dividends divided by weighted average shares outstanding (as adjusted for the assumed exercise of dilutive common stock equivalents, using the treasury
stock  method).   All  weighted  average  shares  outstanding  reflect  the
five-for-four stock split issued on April 19, 1996 and the 10% common stock dividend issued on March 31, 1995.

(a)(27)   Financial Data Schedule




(b)       No  reports on Form 8-K were filed during the quarter ended
June 30, 1996.



Prestige Financial Corp.



Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Prestige Financial Corp.
                                        (Registrant)



                            By:
                                   Robert J. Jablonski
                                   (Signature)

                                   Chief Executive Officer and
                                   Treasurer/Principal
                                   Financial Officer

Date: August 14, 1996