Form 10-Q
period 1996-09-30
PRESTIGE FINANCIAL CORP
filed 1996-11-12
CIK 899163

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 1996      Commission File Number  0-22186

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

                                                  Yes   X    No

The number of shares outstanding of the Registrant's common stock, being the only class of capital stock outstanding, was as follows as of November 1, 1996:

Common Stock (par value $.01)                      2,644,042   Shares

Table of Contents                                                    Page


Part I.   Financial information

Item 1.   Financial statements

          Consolidated Statements of Financial Condition as
          of September 30, 1996, December 31, 1995 and
          September 30, 1995                                            3

          Consolidated Statements of Income for the Three Months
          Ended  and  Nine  Months  Ended  September  30,  1996
          and  1995                                                     4

          Consolidated Statements of Changes in Stockholders'
          Equity for the Nine Months Ended September 30,
          1996 and 1995                                                 5

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1996 and 1995                      6

          Notes to Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8

Part II.  Other information

Item 5.   Other information                                            17

Item 6.   Exhibits and reports on Form 8-K                             17

Signatures                                                             18


Item 1.  Financial Statements

Prestige Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands)
                                       09/30/96       12/31/95       09/30/95
ASSETS:

  Cash and due from banks                $6,428         $5,531         $4,417
  Federal funds sold and
   short term investments                16,225         10,525          5,875

    Total cash and cash
     equivalents                         22,653         16,056         10,292
  Loans held for sale, net               15,233         10,241         10,457
  Investment securities held
   to maturity, net:
    Taxable
     (Market value $59,937,
     $42,004, and $36,710
     respectively)                       61,418         41,810         36,352
    Exempt from Federal
    income tax
     (Market value $3,504,
     $1,472 and $3,174
     respectively)                        3,498          1,460          3,162
  Loans, net                            113,364        103,346         99,250
  ...Less allowance for loan losses       1,487          1,325          1,263
  Net loans                             111,877        102,021         97,987
  Premises and equipment, net             2,475          1,931          1,917
  Accrued interest receivable             1,281            958            894
  Other assets                              921          1,904          1,540

  TOTAL ASSETS                         $219,356       $176,381       $162,601

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
  Deposits:
    Non-interest bearing                 31,507         23,793         19,615
    Interest bearing                    171,656        139,724        131,659
  Total deposits                        203,163        163,517        151,274
  Accrued interest payable                  320            249            252
  Accrued expenses and
    other liabilities                       790            557            622
  TOTAL LIABILITIES                     204,273        164,323        152,148

STOCKHOLDERS' EQUITY

  Preferred stock (the Bank),
    no par value;
    $100 stated value;
    200,000 shares authorized;
    0, 0, and 9,000 shares
    issued and outstanding
    at September 30, 1996,
    December 31, 1995 and
    September 30, 1995, respectively          -              -            900

  Common stock, par value $.01;
    5,000,000 shares authorized;
    2,643,662, 1,972,539 and
    1,770,613 shares issued
    and outstanding at
    September 30, 1996,
    December 31, 1995 and
    September 30, 1995,
    respectively                             26             20             18
  Paid in capital                        13,343         11,354          9,049
  Retained earnings                       1,714            684            486
  TOTAL STOCKHOLDERS' EQUITY             15,083         12,058         10,453

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $219,356       $176,381       $162,601

See accompanying notes to Consolidated Financial Statements






Prestige Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)



                                     Three Months Ended       Three Months Ended
                                        September 30             September 30
                                      1996         1995        1996      1995

Interest income:
  Loans                               $3,028       $2,621     $8,689    $7,330
  Federal funds sold and short           140          145        311       337
   term investments
  Investment Securities:
    Taxable                              939          453      2,599     1,073
    Exempt from Federal income tax        34           38         63       104
  TOTAL INTEREST INCOME                4,141        3,257     11,662     8,844

Interest expense:
  Deposits                            $1,969        1,550      5,570     4,045
  Federal funds purchased                  -            -          3         -
  TOTAL INTEREST EXPENSE               1,969        1,550      5,573     4,045

  Net interest income                  2,172        1,707      6,089     4,799

Provision for loan losses                120           96        265       246
  NET INTEREST INCOME AFTER
PROVISION
    FOR LOAN LOSSES                    2,052        1,611      5,824     4,553

Non-interest income:
  Service charges on deposit
   accounts                               64           43        161       115
  Gain on sale of loans                  371          118        780       326
  Other income                            34            9         57        34
  TOTAL NON-INTEREST INCOME              469          170        998       475

Non-interest expense:
  Salaries and employee benefits         824          556      2,255     1,604
  Net occupancy expense                  333          259        927       771
  Advertising/business development        61           52        150       136
  Federal deposit insurance                1          (6)          2       126
  Data processing                         87           47        222       139
  Other expenses                         313          278        941       760
  TOTAL NON-INTEREST EXPENSE           1,619        1,186      4,497     3,536

Income before provision for              902          595      2,325     1,492
 income taxes
Provision for income taxes               362          257        935       643
NET INCOME                              $540         $338     $1,390      $849
Net income per common share:
  Primary                              $0.20        $0.14      $0.52     $0.35
  Fully diluted                        $0.20        $0.14      $0.52     $0.35

Weighted average shares
outstanding - primary              2,731,262    2,279,845  2,695,702 2,296,313
Weighted average shares
outstanding - fully diluted        2,731,262    2,315,542  2,695,702 2,320,994

See accompanying notes to Consolidated Financial Statements




Prestige Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 1996 and 1995 (Unaudited)

(Dollars in thousands)
                            Number of                                                       Total
                             Common      Preferred     Common     Paid-In     Retained    Stockholders'
                             Shares        Stock       Stock      Capital     Earnings     Equity
Balance, December 31, 1994   1,570,944         $900         $16      $7,804        $786       $9,506

Common stock issuance:

    Exercise of options         26,118            -           1         116           -          117

    Common stock grants          6,800            -           -          60           -           60

    Dividend reinvestment
      plan                       8,400            -           -         100           -          100

    10% Common stock
      dividend                 158,351            -           1         969       (970)            -

Common stock cash dividend           -            -           -           -       (132)        (132)

Preferred stock cash
dividend                             -            -           -           -        (47)         (47)

Net income                           -            -           -           -         849          849

Balance, September 30, 1995  1,770,613         $900         $18      $9,049        $486      $10,453


Balance, December 31, 1995   1,972,539            -          20      11,354         684       12,058

Common stock issuance:

    Exercise of warrants         6,600            -           -          51           -           51

    Exercise of options          5,673            -           -          35           -           35

    Common stock grants          7,480            -           -          59           -           59

    Dividend reinvestment
      plan                     145,378            -           1       1,819           -        1,820

    401(k) plan                  1,877            -           -          25           -           25

    Five-for-four common
      stock split              504,115            -           5           -         (5)            -

Common stock cash dividend           -            -           -           -       (355)        (355)

Net income                           -            -           -           -       1,390        1,390

Balance, September 30, 1996  2,643,662         $  -         $26     $13,343      $1,714      $15,083

See accompanying notes to Consolidated Financial Statements.

Prestige Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 1996 and 1995 (Unaudited)

(Dollars in thousands)

                                                       Nine Months Ended
                                                     09/30/96     09/30/95

Cash flows from operating activities:
   Net income                                          $1,390        $849
   Adjustments to reconcile net income to net cash
    used in operating activities:
      Provision for loan losses                           265         246
      Depreciation and amortization                       265         221
      Amortization (accretion) of investment              328        (324)
       securities premiums and discounts, net
      Amortization of organizational costs                 11          15
      Increase in accrued interest receivable            (323)       (428)
      Decrease (increase) in other assets                 972        (604)
      Gain on sale of loans                              (780)       (326)
      Proceeds from sale of loans held for sale        17,688       6,845
      Net increase in loans held for sale             (21,900)    (15,944)
      Increase in accrued interest payable                 71         115
      Increase in accrued expenses and other
       liabilities                                        233         132
    (Decrease) increase in deferred loan fees and
     unearned discounts                                  (150)        256
    Common stock grants                                    59          60
   NET CASH USED IN OPERATING ACTIVITIES               (1,871)     (8,887)

Cash flows from investing activities:
   Proceeds from maturities of investment
    securities                                         19,025      10,239
   Principal paydowns on mortgage-backed
    securities                                          3,470         501
   Purchases of investment and mortgage-backed
    securities                                        (44,469)    (27,389)
   Net increase in loans                               (9,971)     (6,987)
   Capital expenditures                                  (809)       (125)
   NET CASH USED IN INVESTING ACTIVITIES              (32,754)    (23,761)

Cash flows from financing activities:
   Net increase in demand deposits, money market,
    NOW and savings accounts                           27,017       5,994
   Net increase in certificates of deposit             12,629      22,841
   Proceeds from issuance of common stock, net          1,931         217
   Dividends paid                                        (355)       (179)
  NET CASH PROVIDED BY FINANCING ACTIVITIES            41,222      28,873

   Increase (decrease) in cash and cash
    equivalents                                         6,597     (3,775)

Cash and cash equivalents at begining of year          16,056      14,067
Cash and cash equivalents at end of period            $22,653     $10,292
Supplemental disclosure of cash flow information-
   Cash paid during the year for:
      Interest                                         $5,502      $3,930
      Income taxes                                        849         467
      Transfers from loans to OREO                          -         375


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

2.   Basis of presentation

The  accompanying  unaudited financial statements  have  been  prepared  in accordance  with  generally  accepted  accounting  principles  for  interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended September 30, 1996 and for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

3.   Stockholders' Equity

On August 16, 1996 the Board of Directors approved a five cent per share cash dividend on common stock, paid on September 30, 1996 to shareholders of record at September 20, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                            Financial Condition

At September 30, 1996, total assets had reached $219.4 Million which was a $43.0 Million, or 24.4%, increase as compared to the December 31, 1995 balance of $176.4 Million; and a $56.8 Million, or 34.9%, increase when compared to the September 30, 1995 balance of $162.6 Million. This growth was funded primarily from deposits (mainly "core" demand and time accounts) which increased by $39.7 Million, or 24.3%, to $203.2 Million at September 30, 1996 as compared to $163.5 Million at December 31, 1995; and by $51.9 Million, or 34.3%, when compared to the September 30, 1995 balance of $151.3 Million. The opening of our fourth location in Clinton Township in May of 1996 contributed to this growth as did several CD promotions run earlier this year in order to insure funding for above budget loan production. In addition, continuing industry consolidation has aided our growth as customers seek the personal service of a true "community bank".

Total Stockholders' Equity stood at $15.1 Million as of September 30, 1996 and was $3.0 Million, or 25.1%, higher than the year-end 1995 balance of $12.1 Million; and $4.6 Million, or 44.3%, higher than the September 30, 1995 balance of $10.5 Million. These increases were primarily attributable to increased earnings, dividends reinvested and optional cash purchases made by shareholders in accordance with a plan adopted in the third quarter of 1995, and a private placement of 176,000 common shares which took place in the fourth quarter of 1995. A portion of the proceeds from the private placement was used to redeem all outstanding shares of preferred stock in the fourth quarter of 1995.

Within the asset composition, the above growth was primarily utilized to fund increases in the loan and investment portfolios. As of September 30, 1996 outstanding loans, including loans held for sale, totaled $128.6 Million which was $15.0 Million, or 13.2%, more than the December 31, 1995 balance of $113.6 Million; and $18.9 Million, or 17.2%, greater than the September 30, 1995 balance of $109.7 Million. Loan growth exhibited during the first nine months of 1996 was positively effected by increased Small Business Administration (SBA) loan production, as the Bank continued to benefit from its "Preferred SBA Lender" status. For the SBA's fiscal year ended September 30, 1996, the Bank provided a total of $47.5 Million in SBA loan accomodations and once again led all other lending institutions in New Jersey with $40 Million within the state. This compared with $23.9 Million in approvals within New Jersey during the same period a year ago, and earned Prestige State Bank the SBA's Diamond Award as New Jersey's premier SBA lender for the second consecutive year.

Loans held for sale totaled $15.2 Million at September 30, 1996 vs. $10.2 Million at December 31, 1995 and $10.5 Million at September 30, 1995. The loans held for sale category is comprised of SBA and residential mortgage loans which provide attractive yields as well as a ready source of liquidity and potential gains on sales.

Investment securities (all classified as held to maturity) at September 30, 1996 amounted to $64.9 Million, an increase of $21.6 Million, or 50.0% as compared to the December 31, 1995 balance of $43.3 Million; and higher by $25.4 Million, or 64.3%, when compared with the September 30, 1995 balance of $39.5 Million. This growth resulted primarily from the purchase of securities issued by the United States government and its agencies,
including   mortgage-backed  securities  and  SBA  guaranteed   loan   pool
certificates.

At September 30, 1996, the allowance for possible loan losses stood at $1.487 Million --$162 Thousand more than the year-end 1995 figure of $1.325 Million and $224 Thousand more than the September 30, 1995 balance of $1.263 Million. The increase in the first nine months of 1996 from year-end 1995 resulted from provisions of $265 Thousand and net charge-offs of $103 Thousand. The allowance as a percentage of total outstanding loans as of September 30, 1996 was 1.16% as compared to 1.17% as of December 31, 1995, and 1.15% as of September 30, 1995.

Non-performing loans (also classified as impaired loans under Statement of Financial Accounting Standards No. 114) totaled $772 Thousand (.60% of total loans) as of September 30, 1996 as compared to $11 Thousand (.01% of total loans) as of December 31, 1995, and $38 Thousand (.03% of total loans) as of September 30, 1995. These are loans on which accrual of interest has been discontinued; or loans on which interest is still being accrued but that are contractually past due 90 days or more as to interest or principal payments.

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

At September 30, 1996, the Corporation's and the Bank's core (Tier 1) risk-based capital ratios were 11.90% and 11.04%, respectively, versus 10.71% and 9.91% at December 31, 1995; and 8.79% and 9.51% at September 30, 1995.
These ratios compare favorably to a minimum of 4% as required by the FRB and the FDIC.

At September 30, 1996, the Corporation's and the Bank's total (Tier 1 plus Tier 2) risk-based capital ratios were 13.08% and 12.22%, respectively, versus 11.89% and 11.10% at December 31, 1995; and 9.96% and 10.68% at
September 30, 1995. These ratios also compare favorably to a minimum of 8% as required by the FRB and the FDIC.

The FRB and the FDIC have supplemented the risk-based capital guidelines with an additional capital ratio referred to as the leverage ratio or core capital ratio. The regulations require financial institutions to maintain a minimum leverage ratio of 4% to 5%, depending upon the condition of the institution.

At September 30, 1996, the Corporation's and the Bank's leverage ratios were 6.96% and 6.61%, respectively, versus 6.81% and 6.32% at December 31, 1995; and 5.85% and 6.33% at September 30, 1995. Again, these ratios compare favorably with existing guidelines established by the FRB and the FDIC.

It should be noted that additional capital raised by the Corporation via the dividend reinvestment plan and the exercise of options and warrants provide the ability to downstream capital from the parent company to the Bank should the Bank's capital ratios require it.

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

So far, virtually all funding needs have been met via the acquisition of deposits, and not through other sources such as borrowings or securities sold under repurchase agreements. In addition, the total of all liquid assets (e.g. Federal funds sold, short term investments, assets available for sale) as measured against what may be considered volatile liabilities (i.e. short term $100,000 certificates of deposit) produced liquidity ratios of 488% for September 30, 1996, versus 332% for December 31, 1995, and versus 261% for September 30, 1995. All of these are considered by management to be satisfactory.


Interest Rate Sensitivity.

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

As of September 30, 1996 there was a cumulative twelve month gap of negative $24.1 Million as compared to a negative $18.1 Million gap as of December 31, 1995 and a negative $20.6 Million gap as of September 30, 1995. In the worst of these cases, the percentage of imbalance from a perfectly matched 100% was 23%. Management does not, however, consider this to be of concern as this represents what is known as the "static gap" measure of assets to liabilities.

From this simplistic static gap viewpoint, a negative gap may be expected to cause reductions in net interest income in a rising rate environment and enhance net interest income in a declining rate environment. However, the repricing of liabilities can be, and often are, "lagged" behind earning asset rate increases, or exaggerated when rates decrease, in order to offset the gap's effects. In addition, rate sensitive assets may reprice at different frequencies than rate sensitive liabilities within the twelve month time frame, further offsetting the gap's effects. With such considerations factored into a more meaningful "dynamic gap" model, the Corporation's September 30, 1996 position indicated that an increase in average interest rates would, in fact, have a positive impact on net interest income. Conversely, a drop in rates would likely have a somewhat negative impact on net interest income over the twelve months thereafter. Incidentally, the introduction of a flat interest rate scenario into this dynamic gap model projects improvement in the net interest margin for the twelve months thereafter.


                           Results of Operations

Net income for the first nine months of 1996 amounted to $1.390 Million com-pared to $849 Thousand for the same period in 1995. Related fully diluted earnings-per-share data were: $.52 per share for the first nine months of
1996  versus  $.35 per share for the same period in 1995.   The  annualized
return on average assets was .95% and .79% for the first nine months of 1996 and 1995, respectively. The annualized return on average shareholders' equity was 13.92% and 11.38% for the first nine months of 1996 and 1995, respectively.

Net income for the third quarter ended September 30, 1996 was $540 Thousand compared to $338 Thousand for the same period in 1995. Related fully diluted earnings per share were: $.20 per share for the third quarter of 1996 versus $.14 per share for the same period in 1995. The annualized return on average assets was 1.02% and .87% for the third quarter of 1996 and 1995, respectively. The annualized return on average shareholders' equity was 14.97% and 13.21% for the third quarter of 1996 and 1995, respectively.


Net Interest Income.

The $1.290 Million, or 26.9%, increase in net interest income reflected in the first nine months of 1996 (at $6.089 Million) over the same period in 1995 (at $4.799 Million) was attributable to an increase in higher yielding loan and investment volume coupled with a decline in the cost of supporting funds, as higher yielding certificates of deposit have run off and non-interest bearing demand deposit accounts have grown.

The $465 Thousand, or 27.2%, increase in net interest income reflected in the third quarter of 1996 (at $2.172 Million) over the same period in 1995 (at $1.707 Million) was attributable to the same factors as discussed in the above comparisons of the first nine months of 1996 and 1995.

Noninterest Income.

For  the  first  nine  months  of 1996 noninterest  income  increased  $523
Thousand or 110.1% to $998 Thousand, up from $475 Thousand for the same period in 1995.

This increase was primarily attributable to the gains from sales of loans which amounted to $780 Thousand during the first nine months of 1996 versus $326 Thousand in the first nine months of 1995. Virtually all of the increase in gains on loan sales was due to a higher volume of loans sold. As discussed earlier, SBA loan production is up considerably, with the Bank recognized as the leading SBA lender in New Jersey and carrying the designation of "Preferred Lender" in New York and Pennsylvania as well.

In addition, the Corporation's recently established residential mortgage division has begun making contributions to the gains on loans sold, accounting for $80 Thousand in gains during the first nine months of 1996 vs. no gains in 1995. Management expects the ongoing origination and sale of residential mortgages to help control reliance on sales of SBA loans, allowing the higher yielding SBA loans to accumulate and help maintain a satisfactory net interest margin.

Partially offsetting gains on loan sales was a loss of $50 Thousand incurred in July, 1996 on the sale of $5.5 Million in unguaranteed portions of SBA loans as management took advantage of an opportunity to reduce overall risk within the Bank's loan portfolio.

For the third quarter of 1996, noninterest income increased $299 Thousand or 175.9% to $469 Thousand, up from $170 Thousand for the same period in 1995. This increase was primarily attributable to the gains from sales of loans which amounted to $371 Thousand during the third quarter of 1996 versus $118 Thousand in the third quarter of 1995.


Noninterest Expense.

For the first nine months of 1996 as compared to the same period in 1995, total noninterest expense increased by $961 Thousand, or 27.2%, to $4.497 Million from $3.536 Million.

Salaries and benefits accounted for $651 Thousand of the above increase due to the January 1 effective date for all pay increases, the addition of staff resulting from the opening of the Clinton Township branch in May 1996, and overall growth in personnel to service the Corporation's growing customer base.

Occupancy related expenses increased $156 Thousand for the first nine months of 1996 versus the same period in 1995 primarily due to the opening of the Clinton Township branch and the leasing of additional office space in the Bank's Royal Road Headquarters building. The additional space was necessary to house the Bank's growing residential mortgage operation, increased commercial lending staff, and increased operational staff necessary to manage above-budget growth in both the number and dollar volume of new business.

Federal deposit insurance premiums decreased by $124 Thousand for the first nine months of 1996 versus the same period in 1995 despite deposit growth because of a rate reductions on Federal deposit insurance premiums instituted in mid-1995.

Data Processing costs contributed another $83 Thousand to the increase in noninterest expense from the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, primarily as a result of increased volume.

Printing, stationery and supplies expense increased by $39 Thousand, postage/telecommunications costs rose by $25 Thousand, and checkbook costs rose by $33 Thousand for the first nine months of 1996 compared to the first nine months of 1995. These increases in other expenses are attributed to increased volume. In addition, professional, directors, and supervisory exam fees for the nine months ended September 30, 1996 rose by $63 Thousand versus the same period in 1995.

For the third quarter of 1996 compared to the same period in 1995, total noninterest expenses rose by $433 Thousand, or 36.5%, to $1.619 Million from $1.186 Million.

Salaries and benefits accounted for $268 Thousand of the above increase due to the addition of staff for the Clinton Township branch and growth in personnel to service the Corporation's growing customer base.

Occupancy related expenses increased $74 Thousand for the third quarter of 1996 versus the same period in 1995 for the reasons noted in the nine month comparison above.

Data Processing costs contributed another $40 Thousand to the increase in noninterest expense from the third quarter of 1996 compared to the third quarter of 1995 as a result of increased volume.

Printing, stationery and supplies expense increased by $7 Thousand, postage/telecommunications costs rose by $2 Thousand, and checkbook costs rose by $7 Thousand for the third quarter of 1996 compared to the third quarter of 1995. These increases in other expenses are attributed to increased volume. In addition, professional, directors, and supervisory exam fees for the third quarter ended September 30, 1996 rose by $18 Thousand versus the same period in 1995.

As some indication of the Corporation's control over noninterest expenses (though combining it with a measure of the Corporation's ability to produce noninterest income), the "efficiency ratio" (noninterest expense divided by the sum of taxable equivalent net interest income and noninterest income)improved to 63% from 65% for the first nine months of 1996 vs. the first nine months of 1995; and to 61% from 62% for the third quarter 1996 vs. the third quarter 1995. More strictly directed at noninterest expense control, the "overhead ratio" (annualized noninterest expense over average assets for the period) also showed considerable improvement. This overhead percentage was 3.07% and 3.06% for the first nine months and third quarter 1996, respectively; as compared to 3.30% and 3.05% for the first nine months and third quarter 1995, respectively.

Provisions for Loan Losses.

For the first nine months of 1996 as compared to the first nine months of 1995, the provision for loan losses increased by $19 Thousand. For the third quarter of 1996 as compared to the third quarter of 1995, the provision for loan losses increased by $24 Thousand. Provisions are made as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts. As discussed previously, the Corporation's non-performing loans at September 30, 1996 amounted to just .60% of total loans.

Part II   Other Information

Item 5.   Other Information

           On November 6,1996, the Corporation filed an amendment to its Form S-3 Registration with the Securities Exchange Commission. The amendment provides that the Corporation's Dividend Reinvestment Plan will now allow shares of the Corporation's common stock to be purchased at a 5%, rather than 10% discount from the market price, and optional quarterly cash payments for purchases of shares may not exceed $5,000, rather than $25,000.


Item 6.   Exhibits and reports on Form 8-K


(a)(11)   Statement on Computation of per-share earnings

           Net income per-share is calculated as net income less preferred stock dividends, if any, divided by weighted average shares outstanding (as adjusted for the assumed exercise of dilutive common stock equivalents, using the treasury stock method). All weighted average shares outstanding reflect the five-for-four stock split effective on April 19, 1996 and the 10% common stock dividend effective on March 31,1995.

(a)(27)   Financial Data Schedule




(b)             No  reports on Form 8-K were filed during the quarter ended
          September 30, 1996.



Prestige Financial Corp.



Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Prestige Financial Corp.
                                        (Registrant)



                           By: /s/ Robert J. Jablonski
                                   Robert J. Jablonski
                                   Chief Executive Officer and
                                   Treasurer/Principal
                                   Financial Officer

Date: November 12, 1996