Form 10-K
period 1996-12-31
PRESTIGE FINANCIAL CORP
filed 1997-03-28
CIK 899163

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          FOR THE FISCAL YEAR ENDED December 31, 1996

                              OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ...................TO...................

                         Commission file number 0-22186

                            PRESTIGE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

 NEW JERSEY                                                           22-3216510
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1 Royal Road P.O. Box 2480 Flemington, New Jersey                          08822
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (908)-806-6200

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock ($0.01 Par Value)
                               Title of each class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesXX No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (XX)

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average high and low price of such stock on the NASDAQ National Market on January 31, 1997, was approximately $36,098,696.

     The number of shares outstanding of the Registrant's Common Stock, being the only class of capital stock outstanding, as of March 10, 1997 was 2,669,831.

     Listed hereunder are the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) pages 8 - 24 of the Annual Report to security holders of Prestige Financial Corp. for the year ended December 31, 1996 are incorporated by reference into Parts I, II and IV of the Form 10-K; (2) the definitive Proxy Statement for the 1997 Annual Meeting of shareholders to be filed with the Commission prior to April 30, 1997, pursuant to regulation 14A of the General Rules and Regulations of the Commission is incorporated by reference into Part III of the Form 10-K.

                            PRESTIGE FINANCIAL CORP.
                                 1996 FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

Item  1. Business .........................................................    3
Item  2. Properties .......................................................   12
Item  3. Legal Proceedings ................................................   13
Item  4. Submission of Matters to a Vote of
         Security Holders .................................................   13

                                     PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters ......................................   13
Item  6. Selected Financial Data ..........................................   13
Item  7. Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................   15
Item  8. Financial Statements and Supplementary Data ......................   27
Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures .............................   27

                                    PART III

Item 10. Directors and Executive Officers of the
         Registrant .......................................................   27
Item 11. Executive Compensation ...........................................   27
Item 12. Security Ownership of Certain Beneficial
         Owners and Management ............................................   27
Item 13. Certain Relationships and Related Transactions ...................   27

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K ..............................................   28

SIGNATURES ................................................................   31

PART I

ITEM 1 -- BUSINESS.

A.   History.

Prestige Financial Corp. (the "Corporation") is a one bank holding company which was organized as a corporation under New Jersey law in February, 1993. On July 31, 1993, Prestige State Bank (the "Bank"), a New Jersey-chartered commercial bank, consummated its reorganization into a holding company structure pursuant to a Plan of Acquisition (the "Plan") whereby the Bank became a wholly-owned subsidiary of the Corporation. The reorganization was accounted for under the pooling of interests method of accounting for financial reporting purposes.

The Bank's application and certificate of incorporation were accepted by the Commissioner on March 13, 1989. The Bank was granted a charter by the commissioner on September 2, 1989 and received its Certificate of Authority and commenced operations on March 12, 1990. The Bank is not a member of the Federal Reserve and has its deposits insured by the Federal Deposit Insurance Corporation.

B.   Narrative Description of the Current Business.

The Corporation, through the Bank, offers a broad range of lending, depository and related financial services to individual consumers, businesses, and governmental units. Commercial lending services provided by the Bank include short and medium term loans, Small Business Administration loans, revolving credit arrangements, lines of credit, asset-based lending, real estate construction loans and mortgage loans. Consumer banking services include various types of deposit accounts, secured and unsecured loans, consumer installment loans, mortgage loans and other consumer oriented services. The Corporation operates chiefly in its approximately 228 square mile primary trade area surrounding its headquarters facility in Raritan Township, New Jersey. The primary trade area consists of all of Hunterdon County; four southwestern townships of Warren that border on Hunterdon County; and four western townships of Somerset bordering on Hunterdon County. Raritan Township, the municipality in which the Corporation is based, is the largest and fastest growing population center in Hunterdon County. Most of the area enjoys an above-average household income.

The Corporation and the Bank face vigorous competition from a number of sources, including other bank holding companies and commercial banks (some far larger than the Corporation), consumer finance companies, thrift institutions, other financial institutions and financial intermediaries. Federal and state savings and loan associations, savings banks, credit unions and industrial savings banks also actively compete to provide a wide variety of banking services. Mortgage banking firms, real estate investment trusts, finance companies, insurance companies, leasing companies, brokerage and factoring companies, financial affiliates of industrial companies and government agencies provide additional competition for loans and for many other financial services.

The Bank also competes for interest-bearing funds with a number of other financial intermediaries, including brokerage firms and mutual funds, which offer a diverse range of investment alternatives.

PSB Investment Management, Inc., a wholly-owned subsidiary of the Bank, was organized as a corporation under New Jersey law in July, 1996. PSB Investment Management, Inc. manages a portfolio of investments for its own account. The Bank has no other subsidiaries and is the only subsidiary of the Corporation. The Corporation has no present plans to engage in any activities other than acting as a holding company for the Bank.

C.   Regulatory Matters.

Please refer to Note 9, on page 17 and Note 11, on page 19 of the Corporation's 1996 Annual Report which are incorporated herein by reference.

D.   Financial Data and Statistics.

          I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential.

          The following table contains average balance sheet data with interest income and expense as well as interest rate information for 1996, 1995, and 1994. Net interest income here is presented on a fully tax-equivalent basis, which is a standard analytical technique designed to adjust tax exempt income (primarily associated with tax free municipal securities, loans and leases) by the amount of income tax which would have been paid had the assets been taxable. As a result, net interest income data presented here will differ from consolidated financial statements presented elsewhere in this report.

                             PRESTIGE FINANCIAL CORP
              AVERAGE BALANCE SHEET WITH INTEREST AND AVERAGE RATES
                             (dollars in thousands)

                            Years Ended December 31,

                                                            1996                        1995                         1994
                                                ---------------------------   --------------------------  --------------------------
                                                           Interest Average            Interest  Average            Interest Average
                                                 Average   Income/  Yield/    Average   Income/  Yield/    Average   Income/  Yield/
                                                 Balance   Expense   Rate     Balance   Expense   Rate     Balance   Expense  Rate
                                                --------   -------   ----    --------   -------   ----    --------   ------   -----
ASSETS
Interest-earning assets:
  Investment securities:
    Taxable                                     $ 56,731   $ 3,590   6.33%   $ 27,287   $ 1,625   5.96%   $ 21,017   $  870   4.14%
    Non-taxable                                    3,931       152   3.87%      2,885       182   6.31%      1,750       81   4.63%
  Federal funds sold and
    short-term investments                         8,110       428   5.28%      7,614       443   5.82%      6,244      257   4.12%
  Loans net of unearned                          124,778    11,947   9.57%    104,205    10,098   9.69%     80,591    7,056   8.76%
                                                --------   -------   ----    --------   -------   ----    --------   ------   -----
      Total interest-earning assets              193,550    16,117   8.33%    141,991    12,348   8.70%    109,602    8,264   7.54%
                                                --------   -------   ----    --------   -------   ----    --------   ------   -----
Noninterest-earning assets
  Cash and due from banks                          5,832                        4,199                        3,426
  Other assets                                     4,652                        3,969                        3,489
Allowance for possible loan losses               (1,453)                      (1,214)                      (1,078)
                                                --------                     --------                     --------
      Total noninterest-earning assets             9,031                        6,954                        5,837
                                                --------                     --------                     --------
      Total assets                              $202,581                     $148,945                     $115,439
                                                ========                     ========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts                                    10,747       257   2.39%      8,232       217   2.64%      6,218      160   2.57%
  Money Market accounts                           19,504       608   3.12%     16,259       550   3.38%     16,485      510   3.09%
  Savings accounts                                30,436     1,100   3.61%     22,179       793   3.58%     21,227      613   2.89%
  Certificates of deposit                        100,838     5,600   5.55%     73,687     4,148   5.63%     47,518    2,044   4.30%
  Short-term borrowings                               50         3   6.00%          7         1   5.96%         --       --     --
                                                --------   -------   ----    --------   -------   ----    --------   ------   -----
      Total interest-bearing liabilities         161,575     7,568   4.68%    120,364     5,709   4.74%     91,448    3,327   3.64%
                                                --------   -------   ----    --------   -------   ----    --------   ------   -----
Noninterest-bearing liabilities:
  Demand deposits                                 26,100                       17,352                       14,186
  Other liabilities                                1,059                          827                          604
                                                --------                     --------                     --------
      Total noninterest-bearing liabilities       27,159                       18,179                       14,790
                                                --------                     --------                     --------
Stockholders' equity                              13,847                       10,402                        9,201
                                                --------                     --------                     --------
      Total liabilities and
        stockholders' equity                    $202,581                     $148,945                     $115,439
                                                ========                     ========                     ========
Net interest income                                        $ 8,549                      $ 6,639                      $4,937
                                                           =======                      =======                      ======
Net interest spread                                                  3.65%                        3.96%                       3.90%
                                                                     =====                        =====                       =====
Net interest income as percent
  of earning assets                                                  4.42%                        4.68%                       4.50%
                                                                     =====                        =====                       =====

     The following table sets forth the dollar amounts of interest income (on a taxable equivalent basis) and interest expense and changes therein resulting from changes in volume and changes in rate. The change in interest income due to both rate and volume has been allocated to change due to volume and change due to rate based on the percentage relationship of such variances to each other.

                   ANALYSIS OF VARIANCE IN NET INTEREST INCOME
                       DUE TO CHANGES IN VOLUME AND RATES
                             (dollars in thousands)

                                                                         1996/1995                              1995/1994
                                                                    Increase/(Decrease)                    Increase/(Decrease)
                                                              --------------------------------      --------------------------------
                                                              Average     Average        Net        Average      Average      Net
                                                              Volume        Rate        Change      Volume         Rate      Change
                                                              -------     -------      -------      -------      -------     -------
Interest-earning assets:
  Investment securities:
    Taxable                                                   $ 1,857     $   108      $ 1,965      $   306      $   449     $   755
    Non-taxable                                                    55         (85)         (30)          66           35         101
  Federal funds sold and short-term investments                    28         (43)         (15)          64          122         186
  Loans net of unearned                                         1,971        (122)       1,849        2,229          813       3,042
                                                              -------     -------      -------      -------      -------     -------
      Total interest-earning assets                             3,911        (142)       3,769        2,665        1,419       4,084
                                                              -------     -------      -------      -------      -------     -------

Interest-bearing liabilities:
  NOW accounts                                                     62         (22)          40           53            4          57
  Money Market accounts                                           104         (46)          58           (7)          47          40
  Savings accounts                                                298           9          307           29          151         180
  Certificates of deposit                                       1,509         (57)       1,452        1,348          756       2,104
  Short-term borrowings                                             2           0            2            1         --             1
                                                              -------     -------      -------      -------      -------     -------
     Total interest-bearing liabilities                         1,975        (116)       1,859        1,424          958       2,382
                                                              -------     -------      -------      -------      -------     -------

     Change in net interest income                            $ 1,936     ($   26)     $ 1,910      $ 1,241      $   461     $ 1,702
                                                              =======     =======      =======      =======      =======     =======

II.  Investment Portfolio
          (dollars in thousands)

                             INVESTMENT COMPOSITION

                                Book Value as of
                                  December 31,

                                              1996          1995          1994
                                             -------       -------       -------
U.S. Treasury and                            $64,658       $41,200       $20,491
   U.S. Government agencies

State and political subdivisions               3,931         1,460         1,940

Other Securities                                 285           610           110
                                             -------       -------       -------
 Total investment securities                 $68,874       $43,270       $22,541
                                             =======       =======       =======


                       Book Value as of December 31, 1996

                                                   Over         Over
                                                   1 year      5 years
                                     1 year         to 5        to 10        Over
Contractual maturities               or less       years        years       10 years      Total
----------------------               -------      -------      -------      -------      -------
U.S. Treasury and                    $ 5,097      $16,843      $ 8,386      $34,332      $64,658
   U.S. Government agencies

State and political subdivisions       3,095          836         --           --          3,931

Other Securities                        --           --            110          175          285
                                     -------      -------      -------      -------      -------
 Total investment securities         $ 8,192      $17,679      $ 8,496      $34,507      $68,874
                                     =======      =======      =======      =======      =======
Weighted average yield on a
   tax-equivalent basis                 5.66%        6.85%        6.73%        7.05%        6.79%
                                     =======      =======      =======      =======      =======


The aggregate book and market values of investment securities of a single issuer with an aggregate book value in excess of 10% of stockholders' equity at December 31, 1996 are as follows:

                                             Book           Market
                                            Value           Value
                                           -------         -------
U.S. Treasury                              $ 3,997         $ 3,996

FHLMC                                      $ 8,236         $ 8,322

FHLB                                       $ 7,001         $ 6,935

FNMA                                       $ 4,011         $ 4,068

GNMA                                       $22,320         $22,210

SBA                                        $19,091         $18,837

Raritan Township                           $ 1,885         $ 1,885

III. Loan Portfolio
          (dollars in thousands)

                                LOAN COMPOSITION

                                                                        December 31,
                                                  1996         1995         1994         1993         1992
                                                ------------------------------------------------------------
Domestic:
  Commercial                                    $ 55,676     $ 42,699     $ 27,901     $ 19,364     $ 16,771
  Real estate - construction                       7,951        5,020        6,301        5,204        1,231
  Real estate - mortgage                          47,696       39,768       35,845       33,167       26,890
  Consumer                                        27,145       26,101       23,564       17,109       13,335
                                                --------     --------     --------     --------     --------
    Net of deferred loan fees and discounts      138,468      113,588       93,611       74,844       58,227
    Less Allowance for loan losses                 1,592        1,325        1,077        1,058          654
                                                --------     --------     --------     --------     --------
Net Loans                                       $136,876     $112,263     $ 92,534     $ 73,786     $ 57,573
                                                ========     ========     ========     ========     ========


THE MATURITIES OF COMMERCIAL AND REAL ESTATE - CONSTRUCTION LOANS

                                                            December 31, 1996
                                        --------------------------------------------------------
                                                      Over                              Maturity
                                         1 year   1 year to 5    Over        Grand       over
                                        or less      years      5 years      total       1 year
                                        -------     -------     -------     -------     -------
Fixed Rate:
  Commercial                            $ 2,198     $ 8,142     $ 4,520     $14,860     $12,662
  Real estate - construction                260        --          --           260        --
                                        -------     -------     -------     -------     -------
                                          2,458       8,142       4,520      15,120      12,662

Variable Rate:
  Commercial                              6,641       2,841      31,334      40,816      34,175
  Real estate - construction              4,476       3,215        --         7,691       3,215
                                        -------     -------     -------     -------     -------
                                         11,117       6,056      31,334      48,507      37,390
                                        -------     -------     -------     -------     -------
    Grand Total                         $13,575     $14,198     $35,854     $63,627
                                        =======     =======     =======     =======
    Total of Maturities over 1 Year                 $14,198     $35,854                 $50,052
                                                    =======     =======                 =======


                      RISK ELEMENTS - NON PERFORMING LOANS

                                                                   December 31,
                                               1996        1995        1994        1993        1992
                                               ----------------------------------------------------
Non-accrual loans                              $454        $ 11        $637        $497        $543
Accruing loans past due 90 days or more         356          11         --          --          --
Troubled debt restructurings                    --          --          --          --          --
                                               ----------------------------------------------------
                                               $810        $ 22        $637        $497        $--
                                               ====================================================


The accrual of income on loans is generally discontinued when a loan becomes more than 90 days delinquent and is not considered well secured and in the process of collection or when certain factors indicate reasonable doubt as to the ability of the borrower to meet contractual principal and/or interest obligations. Loans on which the accrual of income has been discontinued are designated as non-accrual loans. All previously accrued interest is reversed and income is recognized subsequently only in the period collected. A non-accrual loan is not returned to an accrual status until factors indicating doubtful collection no longer exist.

The gross interest income which would have been recorded had loans classified as non-accrual continued to accrue interest at their contractual rates for the year ended December 31, 1996 was approximately $37,000.

IV.  Summary of Loan Loss Experience
          (dollars in thousands)

                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                          Years Ended December 31,

                                                      1996           1995           1994           1993           1992
                                                     ------         ------         ------         ------         ------
Balance at Beginning of Period                       $1,325         $1,077         $1,058         $  654         $  300
                                                     ------         ------         ------         ------         ------
Charge-offs:
    Commercial                                          227             52             75             26             --
    Real estate-construction                             --             --             --             --             --
    Real estate-mortgage                                 --             15             --             --             --
    Consumer                                             33             37             13             23             11
                                                     ------         ------         ------         ------         ------
                                                        260            104             88             49             --
                                                     ------         ------         ------         ------         ------
Recoveries:
    Commercial                                           10             --              1             --             --
    Real estate-construction                             --             --             --             --             --
    Real estate-mortgage                                 --             --             --             --             --
    Consumer                                              1              2              6              2             --
                                                     ------         ------         ------         ------         ------
                                                         11              2              7              2             --
                                                     ------         ------         ------         ------         ------
Net charge-offs                                         249            102             81             47             11
                                                     ------         ------         ------         ------         ------
Additions charged to operations                         516            350            100            451            365
                                                     ------         ------         ------         ------         ------
Balance at end of period                             $1,592         $1,325         $1,077         $1,058         $  654
                                                     ------         ------         ------         ------         ------
Ratio of net charge-offs during the period to
  average loans outstanding during the period          0.20%          0.10%          0.10%          0.07%          0.02%
                                                     ------         ------         ------         ------         ------

The following table sets forth an allocation of the allowance for loan losses among certain categories of loans as of the dates indicated. It should not be interpreted as an indication of the specific amounts or the relative proportion of future changes to the allowance, but may be utilized as a device for assessing the adequacy of the allowance as a whole.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (dollars in thousands)

                             -------------------------------------------------------------------------------------------------------
                             December 31, 1996     December 31, 1995    December 31, 1994     December 31, 1993    December 31, 1992
                             -------------------------------------------------------------------------------------------------------
                                      Percent               Percent              Percent               Percent              Percent
                                      of loans              of loans             of loans              of loans             of loans
                             Amount   in each      Amount   in each     Amount   in each      Amount   in each     Amount   in each
                                      category              category             category              category             category
Balance at end of                     of total              of total             of total              of total             of total
period applicable to:                 loans                 loans                loans                 loans                loans
                             -------------------------------------------------------------------------------------------------------
  Commercial                   $762    40.55%        $410    37.59%        $63     29.81%       $158    25.87%       $129    28.80%
  Real estate-construction       79     5.74%          50     4.42%         96      6.73%         56     6.95%         15     2.11%
  Real estate-mortgage          406    34.45%         499    35.01%        306     38.29%        372    44.32%        189    46.19%
  Consumer                      155    19.26%         135    22.98%        104     25.17%        184    22.86%         90    22.90%
  Unallocated                   190       N/A         231       N/A        508        N/A        288       N/A        231       N/A
                             -------------------------------------------------------------------------------------------------------
Total                        $1,592   100.00%      $1,325   100.00%     $1,077    100.00%     $1,058   100.00%       $654   100.00%
                             =======================================================================================================

V.  Deposits

                     DEPOSIT COMPOSITION - AVERAGE BALANCES
                             (dollars in thousands)

                                                                  Years Ended December 31,
                               --------------------------------------------------------------------------------------------
                                                 Weighted                        Weighted                        Weighted
                                Average          Average        Average          Average       Average           Average
                                Balance       Interest Rate     Balance        Interest Rate   Balance        Interest Rate
                                 1996             1996           1995             1995           1994             1994
                               ----------------------------    -----------------------------   ----------------------------
Demand                         $ 26,100            --%         $ 17,352            --%         $ 14,186            --%

NOW accounts                     10,747           2.39%           8,232           2.64%           6,218           2.57%

Money Market accounts            19,504           3.12%          16,259           3.38%          16,485           3.09%

Savings accounts                 30,436           3.61%          22,179           3.58%          21,227           2.89%

Certificates of deposit         100,838           5.55%          73,687           5.63%          47,518           4.30%
                               --------                        --------                        --------
Total Deposits                 $187,625           4.03%        $137,709           4.15%        $105,634           3.15%
                               ========                        ========                        ========


At December 31, 1996 the Corporation had outstanding Certificates of Deposit in amounts of $100,000 or greater maturing as follows:

                             (dollars in thousands)

                                                        Non
          Periods                     Negotiable     Negotiable          Total
--------------------------------------------------------------------------------
Within 3 months                         $6,688        $2,425            $9,113
Over 3 months to 6 months                1,393         2,896             4,289
Over 6 months to 12 months                 630         3,748             4,378
Over 12 months                             486         3,197             3,683
                                                                       -------
                                                                       $21,463
                                                                       =======


In the total of $21,463,000, $9,197,000 are "negotiable" as to their rate and maturity. The remaining $12,266,000 are under the same terms and conditions as any other accounts in the category.

The Bank has no deposits in foreign banking offices and, to the best of management's knowledge, has no material deposits in domestic offices by foreign depositors.

ITEM 2 -- PROPERTIES.

The Corporation currently operates out of its original location at Reading Ridge Center, as well as the much larger banking and office facilities at One Royal Road, within Raritan Township, New Jersey. A third branch is located in the borough of Raritan, within neighboring Somerset County, to service the eastern portion of the Corporation's trade area. A fourth location serving customers in the northern section of the trade area exists in Clinton Township. Three additional branches are planned for 1997 opening in Flemington and Clinton, New Jersey. Applications for the proposed branches have been reviewed and approved by the New Jersey State Department of Banking.

The Reading Ridge branch is part of a strip shopping center located at the intersection of Reading Road and Voorhees Corner Road. It includes about 1,800 square feet and has three inside teller stations and two drive-ups, as well as an automated teller machine located in its vestibule. The Royal Road location consists of about 13,300 square feet within a new 16,500 square foot building at the corner of Royal Road and Church Street and includes four inside teller stations, three drive-ups and an automated teller machine within its vestibule. The Raritan Borough location is at 34 East Somerset Street and includes approximately 5,500 square feet of banking, office, meeting and storage space. It includes four inside teller stations, two drive-ups and an automated teller machine within its vestibule. The Clinton Township branch is located at 37 Beaver Avenue and also contains four inside teller stations, two drive-ups and an automated teller machine within its vestibule. Parking and access are considered satisfactory at all locations.

Consistent with the Corporation's philosophy to minimize commitments to fixed (non-earning) assets that may also impede future flexibility as size and business emphasis may change, all properties are leased. The Reading Ridge branch is rented from Reading Ridge Associates under an operating lease which expires in 1997 but which contains certain renewal options. The Royal Road location is leased from Prestige Quarters LP under an operating lease which commenced in 1993 for an initial term of 20 years with an additional 10-year renewal option. The Raritan Borough branch is leased from Prestige Realty Group, LLC under an operating lease with an initial term of 10 years which expires in 2004 and which provides for two additional 5 year renewal options. The Clinton Township branch is leased from Prestige Clinton Realty, LLC under an operating lease with an initial term of ten years which expires in 2006 and which provides for two additional 5 year renewal options. In addition to rent payments, the Corporation is obligated to pay real estate taxes, utilities, casualty insurance and expenses of maintaining the leased premises.

Please also refer to Note 6, on page 15, and Note 10, on page 18, of the Corporation's 1996 Annual Report which are incorporated herein by reference.

ITEM 3 -- LEGAL PROCEEDINGS.

Please see Note 10 - "Contingencies", on page 19 of the Corporation's 1996 Annual Report which is incorporated herein by reference.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year on which this report is being made.


                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Please refer to Note 11, on page 19, and to page 24 of the Corporation's 1996 Annual Report which are incorporated herein by reference. Further information is also provided in the table on page 14 of this Form 10-K.

ITEM 6 -- SELECTED FINANCIAL DATA.

The following selected consolidated financial data of the Corporation and the Bank as of and for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 was derived from the audited consolidated financial statements of the Corporation and the Bank. Such selected consolidated financial data for each of the years in the three year period ended December 31, 1996 should be read in conjunction with the Corporation's consolidated financial statements and related notes on pages 8 - 24 of the Corporation's 1996 Annual Report which are incorporated herein by reference. All per share amounts have been adjusted to reflect the five-for-four stock split effective on April 19, 1996 and the 10% stock dividend effective on March 31, 1995.

SELECTED FINANCIAL DATA

                                                           (dollars in thousands, except per share data)

Years Ended December 31,                           1996           1995           1994           1993           1992
====================================================================================================================
Summary of Income
  Interest income                                $16,039        $12,254         $8,189         $6,655         $5,467
  Interest expense                                 7,568          5,709          3,327          2,706          2,709
                                                 -------------------------------------------------------------------
  Net interest income                              8,471          6,545          4,862          3,949          2,758
  Provision for loan losses                          516            350            100            451            365
                                                 -------------------------------------------------------------------
  Income from earning assets                       7,955          6,195          4,762          3,498          2,393
  Other income                                     1,536            700            563            525            188
  Other expense                                    6,222          4,898          4,124          3,276          2,228
                                                 -------------------------------------------------------------------
  Income before income tax expense                 3,269          1,997          1,201            747            353
  Provision for income taxes                       1,226            825            491            287            154
  Extraordinary items                                 --             --             --             --            154
  Cumulative effect of accounting change              --             --             --             63             --
                                                 -------------------------------------------------------------------
  Net income                                      $2,043         $1,172           $710           $523           $353
====================================================================================================================
Balance Sheet Data
  Investments                                    $68,874        $43,270        $22,541        $22,733        $18,365
  Total loans, net                               136,876        112,263         92,534         73,786         57,572
  Total assets                                   229,517        176,382        132,572        109,636         83,247
  Total deposits                                 212,596        163,517        122,439        100,112         74,803
  Stockholders' equity                           $15,710        $12,058         $9,505         $8,951         $7,866
====================================================================================================================
Cash Dividends Declared
  Common stock cash dividends                       $620           $229           $118            $65            $60
  Preferred stock cash dividends                       0             73             45             40             11
                                                 -------------------------------------------------------------------
  Total cash dividends declared                     $620           $302           $163           $105            $71
  Cash dividends to net income                        30%            26%            23%            20%            20%
====================================================================================================================
Cash Dividends Per Common Share
  Cash dividends declared                          $0.25          $0.10          $0.06          $0.03          $0.03
====================================================================================================================
Earnings Per Common Share
  Primary                                          $0.76          $0.48          $0.31          $0.23          $0.18
  Fully diluted                                    $0.75          $0.47          $0.31          $0.23          $0.18
====================================================================================================================
Weighted Average Common Shares Outstanding
  Primary                                      2,701,269      2,293,161      2,157,603      2,072,631      1,948,879
  Fully diluted                                2,719,389      2,333,464      2,157,603      2,072,631      1,948,879
====================================================================================================================
Operating Ratios
  Return on average assets                          1.01%          0.79%          0.61%          0.55%          0.50%
  Return on average equity                         14.75%         11.27%          7.72%          6.13%          5.01%
====================================================================================================================
Book Value Per Common Share
  Book value (at year end)                         $5.90          $4.89          $3.98          $3.73          $3.37
====================================================================================================================
Non-Financial Information
  Record owners of common stock                      672            501            496            516            489
  Full-time equivalent employees                      65             51             45             35             22
====================================================================================================================

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For a comprehensive understanding of the Corporation's financial condition and performance, the following discussion should be considered within the context of the Consolidated Financial Statements and accompanying notes on pages 8 - 24 of the Corporation's 1996 Annual Report which are incorporated herein by reference.

1996 compared with 1995

                               Financial Condition

As of December 31, 1996 total assets had grown by $53.1 Million, or 30%, to $229.5 Million as compared to $176.4 Million at December 31, 1995. This growth was funded primarily from deposits (mainly "core" demand and time accounts) which increased by $49.1 Million or 30% to $212.6 Million at December 31, 1996 from $163.5 Million at December 31, 1995. The opening of the Corporation's fourth location in Clinton Township in May of 1996 contributed to this growth as did several CD promotions run early in 1996 to insure funding for above budget loan production. In addition, management believes that continuing industry consolidation has aided the Corporation's growth as customers seek the personal service of a community bank.

Total stockholders' equity increased by $3.6 Million, or 30%, to $15.7 Million at December 31, 1996 from $12.1 Million at December 31, 1995 as a result of earnings, and dividends reinvested and optional cash purchases made by shareholders in accordance with the Corporation's Dividend Reinvestment and Common Stock Purchase Plan (the Plan) adopted in the third quarter of 1995, partially offset by cash dividends paid totaling $620 Thousand in 1996. Under the provisions of the Plan, shareholders may reinvest dividends free from brokers' commissions and may make optional cash purchases of Corporation common stock to a maximum of $5 Thousand per quarter at a 5% discount from market price.

Within the asset composition, this growth was utilized primarily to fund increases in the loan and investment portfolios. For the year ended December 31, 1996 total outstanding loans, including loans available for sale, rose by $24.9 Million, or 22%, to $138.5 Million from $113.6 Million at December 31, 1995, despite the sale of $22.9 Million in Small Business Administration (SBA) loans, residential mortgage loans and participations of loans to other financial institutions in 1996.

Loan growth took place primarily in the commercial and construction categories, where December 31, 1996 balances showed increases of approximately $22 Million over December 31, 1995. A major contributor to this growth has been our success in SBA loan production, as the Bank continues to benefit from its "Preferred SBA Lender" status. For the SBA's fiscal year ended September 30, 1996, the Bank provided a total of $47.5 Million in SBA loan accomodations and once again led all other lending institutions in New Jersey with $40 Million in loans within the State. This compared with $23.9 Million in approvals within New Jersey during the same period a year ago, and earned Prestige State Bank the SBA's Diamond Award as New Jersey's premier SBA lender for the second consecutive year. The Bank was also New Jersey's leading SBA lender to businesses owned by veterans and women.

Growth in residential mortgages, second mortgages and home equity loans contributed another $3.7 Million to the increase in the Bank's loan portfolio at December 31, 1996.

Loans held for sale totaled $15 Million at December 31, 1996 compared with $10.2 Million at December 31, 1995. The loans held for sale category is comprised of SBA and residential mortgage loans which provide attractive yields as well as a ready source of liquidity and potential gains on sales.

Investment securities (all classified as held to maturity) increased by $25.7 Million, or 59%, to $68.9 Million at December 31, 1996 from $43.2 Million at December 31, 1995. This growth was primarily due to the purchase of securities issued by the United States government and its agencies, including mortgage-backed securities and SBA guaranteed loan pool certificates.

For the year ended December 31, 1996, the allowance for possible loan losses increased by $267 Thousand as a result of provisions totaling $516 Thousand, less net charge-offs of $249 Thousand. The allowance amounted to 1.15% of total outstanding loans as of December 31, 1996 as compared to 1.17% of loans as of December 31, 1995.

Non-performing loans consist of loans on which the accrual of interest has been discontinued, or loans on which interest is still being accrued but that are contractually past due 90 days or more as to interest or principal payments. Non-performing loans totaled $810 Thousand at December 31, 1996 compared with $22 Thousand at December 31, 1995. Non-accrual loans (also classified as impaired loans) totaled $454 Thousand (.33% of total loans) as of December 31, 1996 as compared to $11 Thousand (.01% of total loans) as of December 31, 1995. Of the $454 Thousand in non-accrual loans at December 31, 1996, $181 Thousand is fully guaranteed by the SBA.

Considering the information in the previous two paragraphs as well as other relevant factors, management believes that the allowance for possible loan losses is adequate. While management uses available information to determine the adequacy of the allowance, future additions may occur based upon growth in the loan portfolio or changes in loan quality resulting from circumstances beyond the Corporation's control such as changes in economic conditions in the region in which the Corporation conducts business.

Capital Adequacy

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

Risk-based capital ratios are expressed as percentages of capital to "risk-adjusted assets" and, therefore, relate capital to the risk factors inherent within a company's asset base, including off-balance sheet risk exposure. Various weightings are assigned to different asset categories as well as off-balance sheet exposure depending upon the risk associated with each category. In general, less capital is required for a less risky asset composition.

At December 31, 1996, the Corporation's and the Bank's core (Tier-1) risk-based capital ratios were 11.69% and 10.89%, respectively, versus 10.71% and 9.91% as of December 31, 1995. These ratios compare favorably to a minimum of 4% as required by the FRB and the FDIC.

At December 31, 1996, the  Corporation's  and the Bank's total (Tier-1 plus Tier
2) risk-based capital ratios were 12.87% and 12.08%, respectively, versus 11.89% and 11.10% as of December 31, 1994. These ratios also compare favorably to a minimum of 8% as required by the FRB and the FDIC.

The FRB and the FDIC have supplemented the risk-based capital guidelines with an additional capital ratio referred to as the leverage ratio or core capital ratio. The regulations require a financial institution to maintain a minimum leverage ratio of 4% to 5%, depending upon the condition of the institution.

At December 31, 1996, the Corporation's and the Bank's leverage ratios were 7.01% and 6.55%, respectively, versus 6.81% and 6.32% as of December 31, 1995. Again, these ratios compare favorably with existing guidelines established by the FRB and the FDIC. The Bank's ratio in both years qualifies it as being "well capitalized" by exceeding the FDIC's 6.00% requirement for that designation.

It should be noted that additional capital raised via the Dividend Reinvestment and Common Stock Purchase Plan provides the ability to downstream capital from the Corporation to the Bank should the Bank's capital ratios require it.

Liquidity

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

Thus far, virtually all funding needs have been met via the acquisition of deposits, and not through other, higher costing sources such as borrowings or securities sold under repurchase agreements. In addition, the total of all liquid assets (e.g. Federal funds, short term investments, assets available for sale) as measured against what may be considered volatile liabilities (i.e. short term $100,000 certificates of deposit) produced liquidity ratios of 401% and 332% at December 31, 1996 and December 31, 1995, respectively. Both ratios were considered by management to be satisfactory.

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

As of December 31, 1996 there was a cumulative twelve month gap of a negative $30.6 Million as compared to a negative $18.1 Million gap as of December 31,
1995. The percentage of imbalance from a perfectly matched 100% was approximately 22% at December 31, 1996. Management does not, however, consider this to be of concern as this represents what is known as the "static gap" measure of assets to liabilities.

From this simplistic static viewpoint, a negative gap may be expected to cause reductions in net interest income in a rising rate environment and enhance net interest income in a declining rate environment. However, the repricing of liabilities can be, and often are, lagged behind earning asset rate increases, or exaggerated when rates decrease, in order to offset the gap's effects. In addition, rate sensitive assets may reprice at different frequencies than rate sensitive liabilities within the twelve month time frame, further offsetting the gap's effects. With such considerations factored into a more meaningful "dynamic gap" model, the Corporation's December 31, 1996 position indicated that an increase in average interest rates would, in fact, have a positive impact on net interest income. Conversely a drop in rates would likely have a somewhat negative impact on net interest income over the 12 months thereafter. Incidentally, the introduction of a flat interest rate scenario into this dynamic gap model also projects improvement in the net interest margin for the 12 months thereafter, though not as significant as the improvement projected in a rising rate environment.

                   Interest Rate Gaps as of December 31, 1996
                             (dollars in thousands)

                                                                    Rate Sensitive
                                             ------------------------------------------------------------
                                             1 to 90    91 to 180     181 to 365     1 to 5       Beyond     Not Rate
                                              Days        Days           Days        Years       5 Years     Sensitive       Total
                                             ------     --------      --------      --------     --------     --------      --------
Assets:
  Federal funds sold                         $8,950     $     --      $     --      $     --     $     --     $     --        $8,950
  Securities                                 29,151        3,716         3,434        26,756        5,817           --        68,874
  Loans held for sale                        15,013           --            --            --           --           --        15,013
  Loans                                      46,270        2,733         4,685        62,208        7,559           --       123,455
  Other assets, net                              --           --            --            --           --       13,225        13,225
                                            ----------------------------------------------------------------------------------------
    Total assets                            $99,384       $6,449        $8,119       $88,964      $13,376      $13,225      $229,517
                                            ----------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
  Interest-bearing deposits                  89,484       25,627        29,457        32,710           --           --       177,278
  Noninterest-bearing deposits                   --           --            --            --           --       35,318        35,318
  Other liabilities                              --           --            --            --           --        1,211         1,211
  Stockholders' equity                           --           --            --            --           --       15,710        15,710
                                            ----------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity                  $89,484      $25,627       $29,457       $32,710     $     --      $52,239      $229,517
                                            ----------------------------------------------------------------------------------------
Interest rate sensitivity gap                 9,900      (19,178)      (21,338)       56,254       13,376      (39,014)
                                            ----------------------------------------------------------------------------------------
Cumulative interest rate
  sensitivity gap                            $9,900      ($9,278)     ($30,616)      $25,638      $39,014
                                            ----------------------------------------------------------------------------------------

                              Results of Operations

Net income for the year ended December 31, 1996 amounted to $2.0 Million compared to $1.2 Million for the year ended December 31, 1995. Related fully diluted earnings-per-common-share data were: $.75 per share for 1996 versus $.47 per share for 1995. These figures reflect a 25% stock split distributed in April, 1996 and a 10% stock dividend issued in March of 1995. The return on average assets was 1.01% for 1996 as compared to .79% for 1995. The return on average stockholders' equity was 14.75% for 1996 as compared to 11.27% for 1995.

Net Interest Income

Net interest income increased by $2.0 Million, or 31%, to $8.5 Million in 1996 from $6.5 Million in 1995. This increase was primarily due to an increase in earning asset volume while interest rates paid on supporting deposit liabilities declined. In addition, average non-interest bearing demand deposits rose by $8.7 Million during 1996 and accounted for 13.9% of average total deposits in 1996 compared with 12.6% of average total deposits in 1995. As a result, the overall weighted average interest rate paid on deposits declined to 4.03% in 1996 from 4.15% in 1995. The net interest margin on a taxable equivalent basis was 4.42% for the year ended December 31, 1996, down from 4.68% for the year ended December 31, 1995. This decrease is attributable to reduced yields on earning assets as higher rate loans and investments matured or repriced at lower rates. The Corporation's net interest margin may decline moderately in 1997 due to the effect of an investment in corporate owned life insurance in February, 1997 which, although increasing non-interest income, will slightly reduce the Corporation's earning asset base.

Non-Interest Income

Non-interest income for 1996 increased by $836 Thousand or 119% over 1995, to $1.5 Million from $700 Thousand. Gains from the sales of loans (primarily SBA loans) amounted to $1.2 Million during 1996 compared with $572 Thousand in 1995. The increase in gains on loan sales was mainly attributable to a higher volume of loans sold.

As discussed earlier, SBA loan production was up considerably. In addition, the Corporation's recently established residential mortgage division accounted for $117 Thousand in gains on loan sales in 1996 versus no gains in 1995.

Partially offsetting gains on loan sales was a loss of $50 Thousand incurred in July, 1996 on the sale of $5.5 Million in unguaranteed portions of SBA loans as management took advantage of an opportunity to reduce overall risk within the Bank's portfolio.

Selling the guaranteed portions of SBA loans is a normal and recurring component of the Corporation's operations, and the Bank's "Preferred SBA Lender" status has allowed a buildup of SBA loans for future retention or sale. Management believes that gains from SBA loan sales can continue as an important component in the Corporation's future profits. However, management is also cognizant of the fact that changes may occur in the government program, and therefore continues to focus on net interest margin as the key element in future profit plans. Furthermore, management expects the ongoing origination and sale of residential mortgage loans to reduce reliance on sales of SBA loans, allowing the higher yielding SBA loans to continue to accumulate and help maintain a satisfactory net interest margin.

The increase in non-interest income in 1996 compared with 1995 is also attributable in part to losses of $76 Thousand sustained on sales of investments in 1995. There were no sales of investments in 1996. Losses from the sales of investment securities in 1995 occurred as the Corporation took advantage of a one-time opportunity to reassess certain investments formerly classified as "held-to-maturity" in order to reinvest in higher yielding assets pursuant to Special Report No. 155-B, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" issued by the Financial Accounting Standards Board.

Non-Interest Expense

Total non-interest expense rose by $1.3 Million (or 27%) to $6.2 Million from $4.9 Million in 1995. Most of the increase is attributable to the addition of personnel and other costs related to the Corporation's continued growth.

For the year ended December 31, 1996, salaries and benefits totaled $3.1 Million as compared to $2.3 Million for the year ended December 31, 1995 and accounted for $.8 Million of the increase in non-interest expense. Fourteen full-time equivalent employees were added during the year in order to staff the Clinton Township branch which opened in May, 1996 and to better service the Corporation's growing customer base.

For the year ended December 31, 1996, occupancy related expense totaled $1.3 Million as compared to $1.0 Million for the year ended December 31, 1995, thereby accounting for $.3 Million of the increase in non-interest expense. This increase is primarily due to the opening of the Clinton Township location in May of 1996 and the leasing of additional office space in the Corporation's Royal Road headquarters building. The additional space is being utilized to house the Corporation's growing residential mortgage operation, increased commercial lending staff, and increased operational staff necessary to manage above budget growth in both the number and dollar volume of new business.

Data processing costs contributed another $.1 Million to the increase in non-interest expense for the year ended December 31, 1996 compared with the year ended December 31, 1995, primarily as a result of increased volume.

Advertising and business development costs increased by $.1 Million over 1995 as the Corporation continues to expand its presence in Hunterdon and Somerset counties and surrounding environs.

Additional increases in total non-interest expense were attributable to increases in printing, stationery and supplies expense which rose by $53
Thousand, increases in checkbook costs of $45 Thousand, and increases in postage/telecommunications charges of $36 Thousand. These increases in other non-interest expense are due to increased volume.

They were offset to some extent by a reduction in Federal deposit insurance premiums of $138 Thousand resulting from FDIC rate reductions instituted in mid-1995.

The "efficiency ratio" (non-interest expense divided by the sum of taxable equivalent net interest income and non-interest income) provides an indication of control over non-interest expense combined with a measure of the ability to generate non-interest income. The Corporation's efficiency ratio improved to 62% for the year ended December 31, 1996 from 67% for the year ended December 31, 1995. More strictly directed at non-interest expense control, the "overhead ratio" (non-interest expense divided by average assets) improved to 3.07% for the year ended December 31, 1996 from 3.30% for the year 1995.

Provisions for Loan Losses

In 1996, the provision for loan losses increased by $166 Thousand to $516 Thousand from $350 Thousand in 1995. The increase was necessary to maintain the allowance for loan losses at targeted levels in light of continued loan growth. As discussed previously, the Corporation's non-accrual loans at December 31, 1996 and December 31, 1995 were .33% and .01% of total loans, respectively.

Income Tax Expense

Provisions for income tax totaled $1.2 Million in 1996, up from $825 Thousand in 1995 as a result of the Corporation's increased taxable earnings. The Corporation's effective tax rate declined to 37.5% for the year ended December 31, 1996 from 41.3% for the year ended December 31, 1995. This decrease was primarily attributable to the formation in the third quarter of 1996 of PSB Investment Management, Inc., a wholly-owned subsidiary of the Bank, which manages a portfolio of investment securities for its own account. The earnings of PSB Investment Management, Inc. are taxed by the State of New Jersey at a rate of 2.25% as opposed to the 9.0% state income tax rate to which the Bank and Corporation are subject.

1995 compared with 1994

                               Financial Condition

As of December 31, 1995 total assets had grown by $43.8 Million, or 33%, to $176.4 Million as compared to $132.6 Million at December 31, 1994. This growth was funded primarily from deposits (mainly "core" demand and time accounts) which increased by $41.1 Million or 34% to $163.5 Million at December 31, 1995 from $122.4 Million at December 31, 1994.

Capital increased by $2.6 Million, or 27%, to $12.1 Million at December 31, 1995 from $9.5 Million at December 31, 1994 as a result of earnings, dividends reinvested and optional cash purchases made by shareholders in accordance with the Plan, and a private placement of 176,000 common shares in the fourth quarter of 1995.

Within the asset composition, this growth was utilized to increase the loan and investment portfolios, as well as contributing to a $2.0 Million increase in the overnight federal funds total pending repositioning into longer-term earning assets, primarily loans.

For the year ended December 31, 1995 total outstanding loans, including loans available for sale, rose by $20.0 Million, or 21%, to $113.6 Million from $93.6 Million at December 31, 1994, despite the sale of $8.9 Million in SBA loans and participations of loans to other financial institutions in 1995.

Investment securities increased by $20.7 Million, or 92%, to $43.2 Million at December 31, 1995 from $22.5 Million at December 31, 1994. This growth was primarily due to the purchase of securities issued by the United States government and its agencies, including mortgage-backed securities.

Other assets increased by $1.0 Million, or 111%, to $1.9 Million at December 31, 1995 from $.9 Million at December 31, 1994. This increase was primarily due to receivables from brokers in connection with securities sales initiated at year end.

For the year ended December 31, 1995, the allowance for possible loan losses grew by $248 Thousand as a result of provisions totaling $350 Thousand, minus net charge-offs of $102 Thousand. The allowance amounted to 1.17% of total outstanding loans as of December 31, 1995 as compared to 1.15% of loans as of December 31, 1994.

Non-accrual loans (also classified as impaired loans under Statement of Financial Accounting Standards No. 114) totaled $11 Thousand (.01% of total loans) as of December 31, 1995 as compared to $637 Thousand (.68% of total loans) as of December 31, 1994. These are loans on which accrual of interest has been discontinued, or loans on which interest is still being accrued but that are contractually past due 90 days or more as to interest or principal payments.

Capital Adequacy.

At December 31, 1995, the Corporation's and the Bank's core (Tier-1) risk-based capital ratios were 10.71% and 9.91%, respectively, versus 9.09% and 10.02% as of December 31, 1994. These ratios compare favorably to a minimum of 4% as required by the FRB and the FDIC.

At December 31, 1995, the  Corporation's  and the Bank's total (Tier-1 plus Tier
2) risk-based capital ratios were 11.89% and 11.10%, respectively, versus 10.23% and 11.16% as of December 31, 1994. These ratios also compare favorably to a minimum of 8% as required by the FRB and the FDIC.

At December 31, 1995, the Corporation's and the Bank's leverage ratios were 6.81% and 6.32%, respectively, versus 6.45% and 7.11% as of December 31, 1994. Again, these ratios compare favorably with existing guidelines established by the FRB and the FDIC.

Liquidity.

The total of all liquid assets (e.g. Federal funds sold, short-term investments, assets available for sale) as measured against what may be considered volatile liabilities (i.e. short-term $100,000 certificates of deposit) produced liquidity ratios of 332% and 193% for December 31, 1995 and December 31, 1994, respectively. Both ratios were considered by management to be adequate.

Interest Rate Sensitivity.

As of December 31, 1995 there was a cumulative twelve month gap of a negative $18.1 Million as compared to a negative $9.3 Million gap as of December 31, 1994.

                              Results of Operations

Net income for the year ended December 31, 1995 amounted to $1.2 Million compared to $710 Thousand for the year ended December 31, 1994. Related fully diluted earnings-per-common-share data were: $.47 per share for 1995 versus $.31 per share for 1994. These numbers reflect a 25% stock split distributed in April, 1996 and a 10% stock dividend issued in March of 1995. The return on average assets was .79% for 1995 as compared to .61% for 1994. The return on average stockholders' equity was 11.27% for 1995 as compared to 7.72% for 1994.

Net Interest Income.

Net interest income increased by $1.6 Million, or 33%, to $6.5 Million in 1995 from $4.9 Million in 1994 even though interest expense rose by $2.4 Million or 73% to $5.7 Million in 1995 from $3.3 Million in 1994. The increase in net interest income reflected in 1995 over 1994 resulted primarily from an increase in earning asset volume, and, to a lesser extent, from improved yields while interest rates paid on deposits grew at a slower pace.

Non-Interest Income.

Non-interest income for 1995 increased by $137 Thousand or 24% over 1994, to $700 Thousand from $563 Thousand. Gains from the sales of loans amounted to $572 Thousand during 1995 versus $406 Thousand in 1994. Most of the increase in gains on loan sales (all SBA loans) was attributable to a higher volume of loans sold; but a portion of the increase was due to higher premiums being paid on sold portions. This increase was offset by losses on sales of investments of $76 Thousand in 1995. There were no sales of investments in 1994.

Losses from the sales of investment securities in 1995 occurred as the Corporation took advantage of a one-time opportunity to reassess certain investments formerly classified as "held-to-maturity" in order to reinvest in higher yielding assets pursuant to Special Report No. 155-B, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" issued by the Financial Accounting Standards Board.

Non-Interest Expense.

Total non-interest expenses rose by $.8 Million (or 20%) to $4.9 Million from $4.1 Million in 1994. Most of the increase is attributable to the addition of personnel and other costs related to the Corporation's growth.

For the year ended December 31, 1995, salaries and benefits totalled $2.3 Million as compared to $1.8 Million for the year ended December 31, 1994 and accounted for $.5 Million of the increase in non-interest expense. Six full-time equivalent employees were added during the year in order to strengthen coverage for the Corporation's growing customer base and to enhance the Corporation's service offerings and operating efficiency.

For the year ended December 31, 1995, occupancy related expense totaled $1.0 Million as compared to $.9 Million for the year ended December 31, 1994 thereby accounting for $.1 Million of the increase in non-interest expense. Total non-interest expenses in 1995 reflect a full year of operating expenses for the Raritan Borough location which was opened in May of 1994.

The remaining increase in total non-interest expense was primarily attributable to increases in data processing expenses of $37 Thousand, increases in postage and telephone charges of $51 Thousand, and increases of $123 Thousand for holding company costs including charges associated with listing the Corporation's common stock on the NASDAQ National Market and the creation of the Dividend Reinvestment and Common Stock Purchase Plan. These increases were offset by a reduction in FDIC premiums of $88 Thousand resulting from FDIC rate reductions instituted in mid-1995.

Provisions for Loan Losses.

In 1995, the provision for loan losses increased by $250 Thousand to $350 Thousand from $100 Thousand in 1994. The increase was necessary to maintain the allowance for loan losses at targeted levels in light of continued loan growth. As discussed previously, the Corporation's non-accrual loans at December 31, 1995 and December 31, 1994 were .01% and .68% of total loans, respectively.

Income Tax Expense.

Provisions for income tax totaled $825 Thousand in 1995, up from $491 Thousand in 1994 as a result of the Corporation's increased taxable earnings.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please refer to pages 8 through 24 of the Corporation's 1996 Annual Report which are incorporated herein by reference.


ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.


                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Please refer to the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Commission prior to April 30, 1997, which is incorporated herein by reference.


ITEM 11 -- EXECUTIVE COMPENSATION.

Please refer to the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Commission prior to April 30, 1997, which is incorporated herein by reference.


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Please refer to the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Commission prior to April 30, 1997, which is incorporated herein by reference.


ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Please refer to the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Commission prior to April 30, 1997, which is incorporated herein by reference.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following financial statements and schedules are filed as part of this Form 10K :

1 -- Financial Statements included in the 1996 Annual         Page Number in the
     Report and incorporated by reference:                    1996 Annual Report
--------------------------------------------------------------------------------
Consolidated Statements of Financial Condition
  as of December 31, 1996 and 1995                                    8

Consolidated Statements of Income for the
  Years Ended December 31, 1996, 1995, and 1994                       9

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1996, 1995, and 1994              10

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1996, 1995, and 1994                      11

Notes to Consolidated
  Financial Statements                                               12

Independent Auditors' Report                                         23


     With the exception of pages 8 through 24, the Corporation's 1996 Annual Report is not deemed to be filed as part of this Form 10-K.

                                                                Page in this
2 -- Financial Statement Schedules:                               Form 10-K
--------------------------------------------------------------------------------
Schedule I - Distribution of Assets, Liabilities and
  Stockholders' Equity, Interest Rates and Interest
  Differential                                                        5

Schedule II - Investment Portfolio                                    7

Schedule III - Loan Portfolio                                         8

Schedule IV - Summary of Loan Loss Experience                         9

Schedule V - Deposits                                                11

3 -- Exhibits.

Exhibit
Number                        Document

  2 Plan of Acquisition Between Prestige State Bank and Prestige Financial Corp. (1)

  3.1     Certificate of Incorporation of the Registrant. (1)

  3.2     Bylaws of the Registrant. (1)

 10.1     1990 Long-Term Incentive Compensation Plan for Key Employees. (2)

 10.2     1994 Stock Option Plan for Key Employees. (5)

 10.3     1994 Stock Option Plan for Senior Management. (2)

 10.4     1994 Stock Option Plan for Outside Directors. (5)

 10.5     1994  Recognition and Retention Plan for Founding  Outside  Directors.
          (2)

 10.6 Form of Employment Agreement between (i) Arnold F. Horvath and the Corporation and (ii) Robert J. Jablonski and the Corporation. (3)

 10.7     Form of Addendum to Executive  Employment Agreement between (i) Arnold
          F. Horvath and the Corporation and (ii) Robert J. Jablonski and the Corporation entered into effective as of August 16, 1995. (4)

 10.8     Executive Supplemental Retirement Income Agreement.

 10.9     Directors Retirement Plan.

 13 Pages 8 to 24 of the Corporation's 1996 Annual Report to Shareholders which are incorporated by reference herein.

 21 Subsidiaries of the Corporation: Prestige State Bank, a New Jersey corporation and its wholly owned subsidiary PSB Investment Management, Inc., a New Jersey corporation.

 23       Consent of KPMG Peat Marwick LLP

 27       Financial Data Schedule

          (1) Previously filed with the Corporation's Form S-4, File No. 33-59752, and incorporated herein by reference.

          (2) Previously filed with the Corporation's Form S-8, File No. 33-83066, and incorporated herein by reference.

          (3) Previously filed with the Corporation's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

          (4) Previously filed with the Corporation's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

          (5) Previously filed with the Corporation's Form S-8, File No. 333-15739, and incorporated herein by reference.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the fourth quarter of 1996.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PRESTIGE FINANCIAL CORP.
                                                        (Registrant)

                                        By:  /s/  Robert J. Jablonski
                                             ---------------------------
                                             Robert J. Jablonski
                                             Chief Executive Officer,
                                             Treasurer/Principal
                                             Financial Officer/Principal
                                             Accounting Officer
                                             Date: March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/s/ Robert J. Jablonski                      /s/ Arnold F. Horvath
------------------------------               -----------------------------
Robert J. Jablonski                          Arnold F. Horvath
Chief Executive Officer,                     President,Director
Treasurer/Principal
Financial Officer/Principal
Accounting Officer, Director

Date: March 28, 1997                         Date: March 28, 1997


/s/ Roland D. Boehm, Sr.                     /s/ James W. MacDonald_
------------------------------               -----------------------------
Roland D. Boehm, Sr.                         James W. MacDonald
Vice Chairman                                Director

Date: March 28, 1997                         Date:  March 28, 1997


/s/ Louis R. DeFalco                         /s/ Gerald A. Lustig
------------------------------               -----------------------------
Louis R. DeFalco                             Gerald A. Lustig
Chairman                                     Director

Date: March 28, 1997                         Date: March 28, 1997

/s/ Arthur Stryker, Jr.
------------------------------
Arthur Stryker, Jr.
Director

Date: March 28, 1997