Form 10-Q
period 1997-03-31
PRESTIGE FINANCIAL CORP
filed 1997-05-14
CIK 899163

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1997      Commission File Number  0-22186

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

                                                  Yes   X    No

The number of shares outstanding of the Registrant's common stock, being the only class of capital stock outstanding, was as follows as of May 1, 1997:

Common Stock (par value $.01)                      3,231,173   Shares

Table of Contents                                                    Page


Part I.   Financial information

Item 1.   Financial statements

          Consolidated Statements of Financial Condition as
          of March 31, 1997, December 31, 1996 and
          March 31, 1996                                              3

          Consolidated Statements of Income for the Three Months
          Ended March 31, 1997 and 1996                               4

          Consolidated Statements of Changes in Stockholders'
          Equity for the Three Months Ended March 31,
          1997 and 1996                                               5

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1997 and 1996                        6

          Notes to Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  16

Part II.  Other information

Item 6.   Exhibits and reports on Form 8-K                            17

Signatures                                                            18

Item 1.  Financial Statements

Prestige Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in thousands)

                                       03/31/97       12/31/96       03/31/96
ASSETS:

  Cash and due from banks                $7,464         $9,579         $5,239
  Federal funds sold and                  4,230          8,950          3,200
  short-term investments

    Total cash and cash
    equivalents                          11,694         18,529          8,439
  Loans held for sale, net               15,241         15,013         11,658
  Investment securities held
  to maturity, net:
    Taxable
     (Market value $71,053,
     $64,744, and $57,500
     respectively)                       71,859         64,943         57,955
    Exempt from Federal
    income tax
     (Market value $4,798,
     $3,937 and $918
     respectively)                        4,794          3,931            908
  Loans, net                            125,503        123,455        107,711
  ...Less allowance for loan losses       1,598          1,592          1,355
  Net loans                             123,905        121,863        106,356
  Premises and equipment, net             2,717          2,490          2,046
  Accrued interest receivable             1,564          1,538          1,184
  Other assets                            5,039          1,210            932

  TOTAL ASSETS                         $236,813       $229,517       $189,478

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
  Deposits:
    Non-interest bearing                 32,565         35,318         21,040
    Interest bearing                    186,168        177,278        154,464
  Total deposits                        218,733        212,596        175,504
  Accrued interest payable                  315            308            301
  Accrued expenses and
    other liabilities                     1,174            903            677
  TOTAL LIABILITIES                     220,222        213,807        176,482

STOCKHOLDERS' EQUITY

  Common stock, par value
  $.01; 5,000,000 shares authorized;
  2,690,683, 2,661,331 and 2,017,015
  shares issued and outstanding at
  March 31, 1997, December 31, 1996
  and March 31, 1996, respectively           27             27             20
  Paid in capital                        13,961         13,581         11,989
  Retained earnings                       2,603          2,102            987
  TOTAL STOCKHOLDERS' EQUITY             16,591         15,710         12,996

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $263,813       $229,517       $189,478


See accompanying notes to Consolidated Financial Statements

Prestige Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)



                                                     Three Months Ended
                                                          March 31,
                                                       1997      1996
Interest income:
  Loans                                               $3,266    $2,703
  Federal funds sold and short-term
  investments                                            114       134
  Investment Securities:
    Taxable                                            1,065       753
    Exempt from Federal income tax                        43        14
  TOTAL INTEREST INCOME                                4,488     3,604

Interest expense:
  Deposits                                             2,069     1,752
  TOTAL INTEREST EXPENSE                               2,069     1,752

  Net interest income                                  2,419     1,852

Provision for loan losses                                 90        45
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                            2,329     1,807

Non-interest income:
  Service charges on deposit accounts                     86        44
  Gain on sale of loans                                  438       175
  Other income                                            34        10
  TOTAL NON-INTEREST INCOME                              558       229

Non-interest expense:
  Salaries and employee benefits                         917       675
  Net occupancy expense                                  354       290
  Data processing                                         89        62
  Advertising/business development                        71        39
  Directors fees                                          56        39
  Other expenses                                         301       263
  TOTAL NON-INTEREST EXPENSE                           1,788     1,368

Income before provision for income taxes               1,099       668
Provision for income taxes                               398       267
NET INCOME                                              $701      $401
Net income per common share:
  Primary                                              $0.25     $0.15
  Fully diluted                                        $0.25     $0.15

Weighted average shares
outstanding - primary                               2,833,154  2,590,356

Weighted average shares
outstanding - fully diluted                         2,855,785  2,606,793


See accompanying notes to Consolidated Financial Statements

Prestige Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 1997 and 1996 (Unaudited)
(Dollars in thousands)

                            Number of                                          Total
                             Common       Common     Paid-In     Retained    Stockholders'
                             Shares       Stock      Capital     Earnings     Equity
Balance, December 31, 1995  1,972,539          20      11,354         684       12,058

  Exercise of warrants          4,400           -          34           -           34

  Exercise of options             110           -           1           -            1

  Common stock grants           7,480           -          59           -           59

  Dividend reinvestment and
   common stock purchase plan  32,486           -         541           -          541

  Common stock cash dividend        -           -           -        (98)         (98)

  Net income                        -           -           -         401          401

Balance, March 31, 1996     2,017,015         $20     $11,989        $987      $12,996


Balance, December 31, 1996  2,661,331          27      13,581       2,102       15,710

  Common stock grants           9,348           -          59           -           59

  Dividend reinvestment
   and common stock
   purchase plan               18,571           -         300           -          300

  Common stock issued
   under 401(k) plan            1,433           -          21           -           21

  Common stock cash dividend        -           -           -       (200)        (200)

  Net income                        -           -           -         701          701

Balance, March 31, 1997     2,690,683         $27     $13,961      $2,603      $16,591


Prestige Financial Corp. and Subsidiary
Consolidated Statements of Cash Flow
Three Months Ended March 31, 1997 and 1996
(Unaudited)
(Dollars in thousands)

                                                      Three Months Ended
                                                           March 31,
                                                       1997        1996
Cash flows from operating activities:
   Net income                                          $701        $401
   Adjustments to reconcile net income to net
    cash (used in) provided by
    operating activities:
      Provision for loan losses                          90          45
      Depreciation and amortization                     103          80
      Amortization (accretion) of investment
       securities premiums and discounts, net           167          51
      Amortization of organizational costs                4           4
      Increase in accrued interest receivable          (26)       (226)
      (Increase) decrease in other assets           (3,833)         968
      Gain on sale of loans                           (438)       (175)
      Proceeds from sale of loans held for sale       8,323       2,706
      Net increase in loans held for sale           (8,113)     (3,948)
      Increase in accrued interest payable                7          52
      Increase in accrued expenses and other
       liabilities                                      271         120
      Decrease in deferred loan fees and unearned
       discounts                                       (91)       (101)
   Common stock grants                                   59          59
   NET CASH (USED IN) PROVIDED BY OPERATING
    ACTIVITIES                                      (2,776)          36

Cash flows from investing activities:
   Proceeds from maturities of investment
    securities                                        5,612       6,351
   Principal paydowns on mortgage-backed
    securities                                        1,546         646
   Purchases of investment and mortgage-backed
    securities                                     (15,104)    (22,641)
   Net increase in loans                            (2,041)     (4,279)
   Capital expenditures                               (330)       (195)
   NET CASH USED IN INVESTING ACTIVITIES           (10,317)    (20,118)

Cash flows from financing activities:
   Net increase in demand deposits, MMA, NOW and
    savings accounts                                  3,589       1,102
   Net increase in certificates of deposit            2,548      10,885
   Proceeds from issuance of common stock, net          321         576
   Dividends paid                                     (200)        (98)
  NET CASH PROVIDED BY FINANCING ACTIVITIES           6,258      12,465

   Decrease in cash and cash equivalents            (6,835)     (7,617)

Cash and cash equivalents at begining of year        18,529      16,056
Cash and cash equivalents at end of period          $11,694      $8,439
Supplemental disclosure of cash flow information-
   Cash paid during the year for:
      Interest                                       $2,062      $1,700
      Income taxes                                       85          10



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

2.   Basis of presentation

The  accompanying  unaudited financial statements  have  been  prepared  in accordance  with  generally  accepted  accounting  principles  for  interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

3.   Stockholders' Equity

On February 24, 1997 the Board of Directors approved a 7.5 cent per share cash dividend on common stock, paid March 31, 1997 to shareholders of record at March 20, 1997. Also on February 24, 1997 the Board of Directors approved a six-for-five stock split, distributed April 18, 1997 to shareholders of record at April 9, 1997.

4.   Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publically held common stock or potential common stock. SFAS No. 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. SFAS No. 128 also requires dual presentation of Basic and

Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to to calculate Basic EPS to that used to calculate Diluted EPS.

SFAS No. 128 is effective for periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS is required to be restated to conform with SFAS No. 128. The Corporation will adopt SFAS No. 128 at December 31, 1997 and expects that the adoption will result in Basic EPS being higher than Primary EPS and Diluted EPS being approximately the same as Fully Diluted EPS.

SFAS No. 129, "Disclosure of Information About Capital Structure" was also issued in February 1997. SFAS No. 129 is effective for periods ending after December 15, 1997. SFAS No. 129 lists required disclosures about capital structure that had been included in a number of separate statements and opinions of authoritative accounting literature. As such, the adoption of SFAS No. 129 is not expected to have a significant impact on the disclosures in the financial statements of the Corporation.

                  Prestige Financial Corp. and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                            Financial Condition

At March 31, 1997, total assets had reached $236.8 Million which was a $7.3 Million, or 3%, increase as compared to the December 31, 1996 balance of $229.5 Million; and a $47.3 Million, or 25%, increase when compared to the March 31, 1996 balance of $189.5 Million. This growth was funded primarily from deposits (mainly "core" demand and time accounts) which increased by
$6.1 Million, or 3%, to $218.7 Million at March 31, 1997 as compared to $212.6 Million at December 31, 1996; and by $43.2 Million, or 25%, when compared to the March 31, 1996 balance of $175.5 Million. The opening of the Corporation's fourth location in Clinton Township in May of 1996 contributed to this growth as did several CD promotions.

Total Stockholders' Equity stood at $16.6 Million as of March 31, 1997 and was $.9 Million, or 6%, higher than the year-end 1996 balance of $15.7 Million; and $3.6 Million, or 28%, higher than the March 31, 1996 balance of $13.0 Million. These increases were primarily attributable to increased earnings, dividends reinvested and optional cash purchases made by shareholders in accordance with the Corporation's Dividend Reinvestment and Common Stock Purchase Plan, partially offset by cash dividends paid.

Within the asset composition, the above growth was primarily utilized to fund increases in the loan and investment portfolios. As of March 31, 1997 outstanding loans, including loans held for sale, totaled $140.7 Million which was $2.2 Million, or 2%, more than the December 31, 1996 balance of $138.5 Million; and $21.3 Million, or 18%, greater than the March 31, 1996 balance of $119.4 Million. Loan growth was positively effected by Small Business Administration (SBA) loan production, as the Bank continued to benefit from its "Preferred SBA Lender" status.

Loans  held  for  sale totaled $15.2 Million at March 31,  1997  vs.  $15.0
Million at December 31, 1996 and $11.7 Million at March 31, 1996. The loans held for sale category is comprised primarily of SBA loans which provide attractive yields as well as a ready source of liquidity and potential gains on sales.

Investment securities (all classified as held to maturity) at March 31, 1997 amounted to $76.7 Million, an increase of $7.8 Million, or 11% as compared to the December 31, 1996 balance of $68.9 Million; and higher by $17.8 Million, or 30%, when compared with the March 31, 1996 balance of $58.9

Million.   This  growth  resulted primarily  from  the  purchase  of
securities  issued  by  the  United States  government  and  its  agencies,
including   mortgage-backed  securities  and  SBA  guaranteed   loan   pool
certificates.

At March 31, 1997, other assets totaled $5.0 Million, an increase of $3.8 Million versus the December 31, 1996 balance of $1.2 Million, and an increase of $4.1 Million when compared with the March 31, 1996 balance of $.9 Million. These increases are primarily attributable to an investment in corporate owned life insurance.

At March 31, 1997, the allowance for loan losses stood at $1.598 Million -- $6 Thousand more than the year-end 1996 figure of $1.592 Million and $243 Thousand more than the March 31, 1996 balance of $1.355 Million. The increase in the first three months of 1997 from year-end 1996 resulted from provisions of $90 Thousand less net charge-offs of $84 Thousand. The allowance as a percentage of total outstanding loans as of March 31, 1997 was 1.14% as compared to 1.15% as of December 31, 1996, and 1.14% as of March 31, 1996.

Non-performing loans consist of loans on which the accrual of interest has been discontinued, or loans on which interest is still being accrued but that are contractually past due 90 days or more as to interest or principal payments. Non-performing loans totaled $839 Thousand at March 31, 1997 compared with $810 Thousand at December 31, 1996 and $175 Thousand at March 31, 1996. Non-accrual loans (also classified as impaired loans) totaled $454 Thousand (approximately .33% of total loans) as of March 31, 1997 and December 31, 1996, and $164 Thousand (.14% of total loans) as of March 31, 1996. Of the $454 Thousand in non-accrual loans at March 31, 1997, $144 Thousand is fully guaranteed by the SBA.

Considering the information in the previous two paragraphs as well as other relevant factors, management believes that the allowance for loan losses is adequate. While management uses available information to determine the adequacy of the allowance, future additions may occur based upon growth in the loan portfolio or changes in loan quality resulting from circumstances beyond the Corporation's control such as changes in economic conditions in the region in which the Corporation conducts business. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

At March 31, 1997, the Corporation's and the Bank's core (Tier 1) risk-based capital ratios were 11.42% and 10.55%, respectively, versus 11.69% and 10.89% at December 31, 1996; and 11.16% and 9.90% at March 31, 1996.
These ratios compare favorably to a minimum of 4% as required by the FRB and the FDIC.

At March 31, 1997, the Corporation's and the Bank's total (Tier 1 plus Tier
2) risk-based capital ratios were 12.52% and 11.65%, respectively, versus 12.87% and 12.08% at December 31, 1996; and 12.33% and 11.07% at March 31,
1996. These ratios also compare favorably to a minimum of 8% as required by the FRB and the FDIC.

The FRB and the FDIC have supplemented the risk-based capital guidelines with an additional capital ratio referred to as the leverage ratio or core capital ratio. The regulations require financial institutions to maintain a minimum leverage ratio of 4% to 5%, depending upon the condition of the institution.

At March 31, 1997, the Corporation's and the Bank's leverage ratios were 7.14% and 6.62%, respectively, versus 7.01% and 6.55% at December 31, 1996; and 6.84% and 6.10% at March 31, 1996. Again, these ratios compare favorably with existing guidelines established by the FRB and the FDIC.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as
calculated  under  regulatory accounting practices.   Capital  amounts
and classifications are subject to qualitative judgments by the regulatory authorities about capital components, risk weightings and other factors.

Management believes that, as of March 31, 1997, the Corporation and the Bank meet all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification characterized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

It should be noted that additional capital raised via the Dividend Reinvestment and Common Stock Purchase Plan provides the ability to downstream capital from Prestige Financial Corp. to the Bank should the Bank's capital ratios require it.

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

So far, virtually all funding needs have been met via the acquisition of deposits, and not through other sources such as borrowings or securities sold under repurchase agreements. In addition, the total of all liquid assets (e.g. Federal funds sold, short term investments, assets available for sale) as measured against what may be considered volatile liabilities (i.e. short term $100,000 certificates of deposit) produced liquidity ratios of 362% for March 31, 1997, versus 401% for December 31, 1996, and versus 332% for March 31, 1996. All of these are considered by management to be satisfactory.


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

As of March 31, 1997 there was a cumulative twelve month gap of negative $39.3 Million as compared to a negative $30.6 Million gap as of December 31, 1996 and a negative $26.4 Million gap as of March 31, 1996. In each of these cases, the percentage of imbalance from a perfectly matched 100% was no more than 25%. Management does not consider this to be of concern as this represents what is known as the "static gap" measure of assets to liabilities.

From this simplistic static gap viewpoint, a negative gap may be expected to cause reductions in net interest income in a rising rate environment and enhance net interest income in a declining rate environment. However, the repricing of liabilities can be, and often are, "lagged" behind earning asset rate increases, or exaggerated when rates decrease, in order to offset the gap's effects. In addition, rate sensitive assets may reprice at different frequencies than rate sensitive liabilities within the twelve month time frame, further offsetting the gap's effects. With such considerations factored into a more meaningful "dynamic gap" model, the Corporation's March 31, 1997 position indicated that an increase in average interest rates would, in fact, have a positive impact on net interest income. Conversely, a drop in rates would likely have a somewhat negative impact on net interest income over the twelve months thereafter. Incidentally, the introduction of a flat interest rate scenario into this dynamic gap model projects improvement in the net interest margin for the twelve months thereafter, though not as significant as the improvement projected in a rising rate environment.

                           Results of Operations

Net income for the first three months of 1997 amounted to $701 Thousand compared to $401 Thousand for the same period in 1996. Related fully diluted earnings-per-share data were: $.25 per share for the first three months of 1997 versus $.15 per share for the same period in 1996. The annualized return on average assets was 1.21% and .89% for the first three months of 1997 and 1996, respectively. The annualized return on average shareholders' equity was 17.45% and 13.06% for the first three months of 1997 and 1996, respectively.


Net Interest Income.

The $567 Thousand, or 31%, increase in net interest income reflected in the first three months of 1997 (at $2.4 Million) over the same period in 1996 (at $1.9 Million) was attributable to an increase in higher yielding loan and investment volume coupled with a decline in the cost of supporting funds, as higher yielding certificates of deposit have run off and non-interest bearing demand deposit accounts have grown as a percentage of total deposit libilities.

Noninterest Income.

For  the  first  three  months of 1997 noninterest  income  increased  $329
Thousand or 144% to $558 Thousand, up from $229 Thousand for the same period in 1996.

This increase was primarily attributable to gains from sales of loans which amounted to $438 Thousand during the first three months of 1997 versus $175 Thousand in the first three months of 1996. Virtually all of the increase in gains on loan sales was due to a higher volume of loans sold. As discussed earlier, SBA loan production has remained strong, with the Bank recognized as the leading SBA lender in New Jersey in 1996 and 1995, and carrying the designation of "Preferred Lender" in New York and Pennsylvania as well.

In addition, the Corporation's residential mortgage division contributed $33 Thousand in gains during the first three months of 1997 vs. $9 Thousand in the first three months of 1996. Management expects the ongoing origination and sale of residential mortgages to help control reliance on the production and sale of SBA loans, with fewer sales allowing the higher yielding SBA loans to accumulate and help maintain a satisfactory net interest margin.

Service charges on deposit accounts contributed another $42 Thousand to the increase in noninterest income from the three months ended March 31, 1997 compared to the three months ended March 31, 1996 as a result of increased volume as well as more stringent collections of heretofore waived service charges, where appropriate.

Noninterest Expense.

For the first three months of 1997 as compared to the same period in 1996, total noninterest expense increased by $420 Thousand, or 31%, to $1.8 Million from $1.4 Million.

Salaries and benefits accounted for $242 Thousand of the above increase due to the January 1 effective date for all pay increases, the addition of staff resulting from the opening of the Clinton Township branch in May 1996, the adoption of a supplemental executive retirement plan in February 1997, and overall growth in personnel to service the Corporation's growing customer base.

Occupancy related expenses increased $64 Thousand for the first three months of 1997 versus the same period in 1996 primarily due to the opening of the Clinton Township branch and the leasing of additional office space in the Bank's Royal Road Headquarters building. The additional space was necessary to house the Bank's growing residential mortgage operation, increased commercial lending staff, and increased operational staff necessary to manage growth in both the number and dollar volume of new business.

Data Processing costs contributed another $27 Thousand to the increase in noninterest expense from the three months ended March 31, 1997 compared to the three months ended March 31, 1996, primarily as a result of increased volume.

Advertising and business development costs increased by $32 Thousand for the three months ended March 31, 1997 versus the same period in 1996 as the Corporation continues to expand its presence in Hunterdon and Somerset counties and surrounding environs.

Directors fees grew by $17 Thousand for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 as a result of the adoption of a non-tax qualified retirement plan for outside directors.

As some indication of the Corporation's control over noninterest expenses (though combining it with a measure of the Corporation's ability to produce noninterest income), the "efficiency ratio" (noninterest expense divided by the sum of taxable equivalent net interest income and noninterest income)improved to 59.33% from 60.48% for the first three months of 1997 vs. the first three months of 1996. More strictly directed at noninterest expense control, the "overhead ratio" (annualized noninterest expense over average assets for the period)remained consistent at 3.08% for the first three months of 1997 as compared to 3.05% for the first three months of 1996.

Further increases in noninterest expense, particularly salaries and benefits and occupany expenses, are expected as the Corporation expands its operations with two branch locations opening in the new "Prestige Plaza" (Edwards Food Store) shopping center on Route 31 in Raritan Township in the second quarter of 1997, and another branch opening scheduled for the third quarter of 1997 on the western side of the Clinton market.

Provisions for Loan Losses.

For the first three months of 1997 as compared to the first three months of 1996, the provision for loan losses increased by $90 Thousand. Provisions are made as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts. As discussed previously, the Corporation's non-accrual loans at March 31, 1997 amounted to just .33% of total loans.

Income Tax Expense

Provisions for income tax totaled $398 Thousand for the first three months of 1997, up from $267 Thousand in the first three months of 1996 as a result of the Corporation's increased taxable earnings. The Corporation's effective tax rate declined to 36.2% for the three months ended March 31, 1997 from 40.0% for the three months ended March 31, 1996. This decrease was primarily attributable to the formation in the third quarter of 1996 of PSB Investment Management, Inc., a wholly-owned subsidiary of the Bank which manages a portfolio of investment securities for its own account. The earnings of PSB Investment Management, Inc. are taxed by the State of New Jersey at a rate of 2.25% as opposed to the 9% state income tax rate to which the Bank and the Corporation are subject.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Part II   Other Information


Item 6.   Exhibits and reports on Form 8-K


(a)(11)   Statement on Computation of per-share earnings

           Net income per-share is calculated as net income divided by weighted average shares outstanding (as adjusted for the assumed exercise of dilutive common stock equivalents, using the treasury stock method). All weighted average shares outstanding reflect the five-for-four stock split effective on April 19, 1996.

(a)(27)   Financial Data Schedule




(b)       No  reports on Form 8-K were filed during the quarter ended
          March 31, 1997.

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

Date: April 24,1997