Form 10-Q
period 1997-06-30
PRESTIGE FINANCIAL CORP
filed 1997-08-11
CIK 899163

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 1997      Commission File Number  0-22186
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

                                                  Yes   X    No

The number of shares outstanding of the Registrant's common stock, being the only class of capital stock outstanding, was as follows as of August 1, 1997:

Common Stock (par value $.01)                      3,251,927   Shares


Table of Contents                                               Page


Part I.   Financial information

Item 1.   Financial statements

          Consolidated Statements of Financial Condition as
          of June 30, 1997, December 31, 1996 and June 30, 1996        3

          Consolidated Statements of Income for the Three Months
          Ended and Six Months Ended June 30, 1997 and 1996            4

          Consolidated Statements of Changes in Stockholders'
          Equity for the Six Months Ended June 30,
          1997 and 1996                                                5

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1997 and 1996                          6

          Notes to Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  19

Part II.  Other information

Item 4.   Submission of Matters to a Vote of Security Holders         19

Item 6.   Exhibits and reports on Form 8-K                            20

Signatures                                                            21


Item 1.  Financial Statements

Prestige Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in thousands)
                                       06/30/97       12/31/96         06/30/96
ASSETS:

  Cash and due from banks               $12,235         $9,579           $7,243
  Federal funds sold and
   short-term investments                 6,030          8,950            4,700

    Total cash and cash
     equivalents                         18,265         18,529           11,943
  Loans held for sale, net               15,189         15,013           14,478
  Investment securities held
   to maturity, net:
    Taxable
     (Market value $76,592,
     $64,744, and $56,322
     respectively)                       76,595         64,943           57,367
    Exempt from Federal
    income tax
     (Market value $5,444,
     $3,937 and $3,342
     respectively)                        5,447          3,931            3,337
  Loans, net                            133,632        123,455          114,016
  ...Less allowance for loan losses       1,704          1,592            1,409
  Net loans                             131,928        121,863          112,607
  Premises and equipment, net             3,189          2,490            2,449
  Accrued interest receivable             1,779          1,538            1,243
  Other assets                            5,159          1,210              877

  TOTAL ASSETS                         $257,551       $229,517         $204,301

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
  Deposits:
    Non-interest bearing                 41,932         35,318           25,757
    Interest bearing                    197,052        177,278          163,538
  Total deposits                        238,984        212,596          189,295
  Accrued interest payable                  325            308              302
  Accrued expenses and
    other liabilities                       895            903              515
  TOTAL LIABILITIES                     240,204        213,807          190,112

STOCKHOLDERS' EQUITY

  Common stock, par value $.01;
    5,000,000 shares authorized;
    3,249,737;  2,661,331 and
    2,596,993 shares issued and
    outstanding at June 30, 1997,
    December 31, 1996 and June 30,
    1996, respectively                       32             27               26
  Paid in capital                        14,253         13,581           12,859
  Retained earnings                       3,062          2,102            1,304
  TOTAL STOCKHOLDERS' EQUITY             17,347         15,710           14,189

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $257,551       $229,517         $204,301


See accompanying notes to Consolidated Financial Statements




Prestige Financial Corp. and Subsidiary

Consolidated Statements of Income
(Unaudited)

(Dollars in thousands, except per share data)




                                          Three Months             Six  Months
                                         Ended June 30,          Ended June 30,
                                       1997         1996        1997      1996
Interest income:
  Loans                              $3,476       $2,958       $6,742    $5,661
  Federal funds sold                     96           37          210       171
  Investment Securities:
    Taxable                            1272          907        2,337     1,660
    Exempt from Federal income tax       50           15           93        29

  TOTAL INTEREST INCOME               4,894        3,917        9,382     7,521

Interest expense:
  Deposits                            2,200        1,849        4,269     3,601
  Federal funds purchased                 -            3            -         3

  TOTAL INTEREST EXPENSE              2,200        1,852        4,269     3,604

  Net interest income                 2,694        2,065        5,113     3,917

Provision for loan losses               233          100          323       145
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES           2,461        1,965        4,790     3,772

Non-interest income:
  Service charges on deposit
   accounts                              95           53          181        97
  Gain on sale of loans                 526          234          964       409
  Other income                           64           13           98        23
  TOTAL NON-INTEREST INCOME             685          300        1,243       529

Non-interest expense:
  Salaries and employee benefits        936          756        1,853     1,431
  Net occupancy expense                 477          304          831       594
  Data processing                        92           73          181       135
  Advertising/business development       94           50          165        89
  Directors fees                         90           38          146        77
  Other expenses                        356          289          657       552
  TOTAL NON-INTEREST EXPENSE          2,045        1,510        3,833     2,878

Income before provision for
income taxes                          1,101          755        2,200     1,423
Provision for income taxes              394          306          792       573
NET INCOME                             $707         $449       $1,408      $850
Net income per common share:
  Primary                             $0.20        $0.14        $0.41     $0.26
  Fully diluted                       $0.20        $0.14        $0.41     $0.26

Weighted average shares
outstanding - primary             3,473,512    3,235,021    3,440,852  3,209,951

Weighted average shares
outstanding - fully diluted       3,473,512    3,235,021    3,457,961  3,209,951


See accompanying notes to Consolidated Financial Statements


Prestige Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 1997 and 1996
(Unaudited)
(Dollars in thousands)
                                                                        Total
                            Number of                                   Stock-
                            Common        Common   Paid-In   Retained   holders'
                            Shares        Stock    Capital   Earnings   Equity
Balance, December 31, 1995  1,972,539      $20     $11,354       $684    $12,058

  Exercise of warrants          4,400        -          34           -        34

  Exercise of options           5,535        -          34           -        34

  Common stock grants           7,480        -          59           -        59

  Dividend reinvestment
  and common stock
  purchase plan               102,312        1       1,369           -     1,370

  Common stock issued
  under 401(k) plan               612        -           9           -         9

  Five-for-four common
  stock split                 504,115        5           -         (5)         -

  Common stock cash
  dividend                          -        -           -       (225)      (225)

  Net income                        -        -           -         850       850

Balance, June 30, 1996      2,596,993       26      12,859       1,304    14,189


Balance, December 31, 1996  2,661,331       27      13,581       2,102    15,710


  Exercise of warrants          1,200        -          12           -        12

  Common stock grants           9,348        -          59           -        59

  Dividend reinvestment
  and common stock
  purchase plan                36,786        -         558           -       558

  Common stock issued
  under 401(k) plan             2,849        -          43           -        43

  Six-for-five common
  stock split                 538,223        5           -         (5)         -

  Common stock cash
  dividend                          -        -           -       (443)      (443)

  Net income                        -        -           -       1,408     1,408

Balance, June 30, 1997      3,249,737      $32     $14,253      $3,062   $17,347

Prestige Financial Corp. and Subsidiary

Consolidated Statements of Cash Flow
Six Months Ended June 30, 1997 and 1996
(Unaudited)

(Dollars in thousands)

                                                         Six Months
                                                        Ended June 30,
                                                       1997        1996
Cash flows from operating activities:
   Net income                                        $1,408        $850
   Adjustments to reconcile net income to net
    cash used in operating activities:
      Provision for loan losses                         323         145
      Depreciation and amortization                     223         168
      Amortization (accretion) of investment
       securities premiums and discounts, net           265         168
      Amortization of organizational costs                8           7
      Increase in accrued interest receivable          (241)       (285)
      (Increase) decrease in other assets            (3,957)       1,020
      Gain on sale of loans                            (964)       (409)
      Proceeds from sale of loans held for sale      17,360       6,897
      Net increase in loans held for sale           (16,572)    (10,725)
   Increase in accrued interest payable                  17          53
   Decrease in accrued expenses and other
    liabilities                                          (8)        (42)
   Decrease in deferred loan fees and unearned
    discounts                                          (106)       (125)
   Common stock grants                                   59          59
   NET CASH USED IN OPERATING ACTIVITIES             (2,185)     (2,219)

Cash flows from investing activities:
   Proceeds from maturities of investment
    securities                                       12,775      12,356
   Principal paydowns on mortgage-backed
    securities                                        3,257       1,909
   Purchases of investment and mortgage-backed
    securities                                      (29,465)    (31,867)
   Net increase in loans                            (10,282)    (10,606)
   Capital expenditures                                (922)       (686)
   NET CASH USED IN INVESTING ACTIVITIES            (24,637)    (28,894)


Cash flows from financing activities:
   Net increase in demand deposits, MMA, NOW and
    savings accounts                                 24,426      11,240
   Net increase in certificates of deposit            1,962      14,538
   Proceeds from issuance of common stock, net          613       1,447
   Dividends paid                                      (443)       (225)
  NET CASH PROVIDED BY FINANCING ACTIVITIES          26,558      27,000

   Decrease in cash and cash equivalents               (264)     (4,113)

Cash and cash equivalents at begining of year        18,529      16,056
Cash and cash equivalents at end of period          $18,265     $11,943
Supplemental disclosure of cash flow information-
   Cash paid during the year for:
      Interest                                       $4,252      $3,551
      Income taxes                                    1,096         557



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

2.   Basis of presentation

The  accompanying  unaudited financial statements  have  been  prepared  in accordance  with  generally  accepted  accounting  principles  for  interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended June 30, 1997 and for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

3.   Stockholders' Equity

On May 15, 1997 the Board of Directors approved a 7.5 cent per share cash dividend on common stock, paid June 30, 1997 to shareholders of record at June 20, 1997.

On February 24, 1997 the Board of Directors approved a six-for-five stock split, distributed April 18, 1997 to shareholders of record at April 9, 1997. Also on February 24, 1997 the Board of Directors approved a 7.5 cent per share cash dividend on common stock, paid March 31, 1997 to shareholders of record at March 20, 1997.




4.   Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS No. 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of the Statement.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public businesses are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publically held common stock or potential common stock. SFAS No. 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. SFAS No. 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to to calculate Basic EPS to that used to calculate Diluted EPS.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                            Financial Condition

At June 30, 1997, total assets had reached $257.6 Million which was a $28.1 Million, or 12.2%, increase as compared to the December 31, 1996 balance of $229.5 Million; and a $53.3 Million, or 26.1%, increase when compared to the June 30, 1996 balance of $204.3 Million. This growth was funded primarily from deposits (mainly "core" demand and time accounts) which increased by $26.4 Million, or 12.4%, to $239.0 Million at June 30, 1997 as compared to $212.6 Million at December 31, 1996; and by $49.7 Million, or 26.3%, when compared to the June 30, 1996 balance of $189.3 Million. The opening of the Clinton Township branch in May of 1996 and the free standing and supermarket branches located in the "Prestige Plaza" shopping center containing an Edwards Food Store in Raritan Township in May of 1997 contributed to this growth as did several CD promotions.

Total Stockholders' Equity stood at $17.3 Million as of June 30, 1997 and was $1.6 Million, or 10.2%, higher than the year-end 1996 balance of $15.7 Million; and $3.1 Million, or 21.8%, higher than the June 30, 1996 balance of $14.2 Million. These increases were primarily attributable to increased earnings and dividends reinvested and optional cash purchases made by shareholders in accordance with the Corporation's Dividend Reinvestment and Common Stock Purchase Plan, partially offset by cash dividends paid.

Within the asset composition, the above growth was primarily utilized to fund increases in the loan and investment portfolios. As of June 30, 1997 outstanding loans, including loans held for sale, totaled $148.8 Million which was $10.3 Million, or 7.4%, more than the December 31, 1996 balance of $138.5 Million; and $20.3 Million, or 15.8%, greater than the June 30, 1996 balance of $128.5 Million. Loan growth exhibited during the first half of 1997 was positively effected by Small Business Administration (SBA) loan production, as the Bank continued to benefit from its "Preferred SBA Lender" status.

Loans held for sale totaled $15.2 Million at June 30, 1997 vs. $15.0 Million at December 31, 1996 and $14.5 Million at June 30, 1996. The loans held for sale category is comprised primarily of SBA loans which provide attractive yields as well as a ready source of liquidity and potential gains on sales.

Investment securities (all classified as held to maturity) at June 30, 1997 amounted to $82.0 Million, an increase of $13.1 Million, or 19.0% as compared to the December 31, 1996 balance of $68.9 Million; and higher by $21.3 Million, or 35.1%, when compared with the June 30, 1996 balance of
$60.7 Million. This growth resulted primarily from the purchase of securities issued by the United States government and its agencies, including mortgage-backed securities, notes and SBA guaranteed loan pool certificates.

At June 30, 1997, other assets totaled $5.2 Million, an increase of $3.9 Million versus the December 31, 1996 balance of $1.2 Million, and an increase of $4.3 Million when compared with the June 30, 1996 balance of $.9 Million. These increases are primarily attributable to an investment in corporate owned life insurance.

At June 30, 1997, the allowance for possible loan losses stood at $1.704 Million --$112 Thousand more than the year-end 1996 figure of $1.592
Million and $295 Thousand more than the June 30, 1996 balance of $1.409 Million. The first half 1997 change from year-end 1996 resulted from provisions of $323 Thousand and net charge-offs of $211 Thousand. The allowance as a percentage of total outstanding loans as of June 30, 1997 was 1.15% as compared to 1.15% as of December 31, 1996, and 1.10% as of June 30, 1996.

Non-performing loans consist of loans on which the accrual of interest has been discontinued, or loans on which interest is still being accrued but that are contractually past due 90 days or more as to interest or principal payments. Non-performing loans totaled $1.342 Million at June 30, 1997 compared with $810 Thousand at December 31, 1996 and $1.075 Million at June 30, 1996. Non-accrual loans (also classified as impaired loans) totaled $791 Thousand (.53% of total loans) as of June 30, 1997 as compared to $454 Thousand (.33% of total loans) as of December 31, 1996, and $444 Thousand (.35% of total loans) as of June 30, 1996. Of the $791 Thousand in non-accrual loans at June 30, 1997, $297 Thousand is fully guaranteed by the SBA.

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

At June 30, 1997, the Corporation's and the Bank's core (Tier 1) risk-based capital ratios were 11.10% and 10.25%, respectively, versus 11.69% and 10.89% at December 31, 1996; and 11.38% and 10.78% at June 30, 1996. These
ratios compare favorably to a minimum of 4% as required by the FRB and the FDIC.

At  June 30, 1997, the Corporation's and the Bank's total (Tier 1 plus Tier
2) risk-based capital ratios were 12.19% and 11.34%, respectively, versus 12.87% and 12.08% at December 31, 1996; and 12.51% and 11.91% at June 30,
1996. These ratios also compare favorably to a minimum of 8% as required by the FRB and the FDIC.

The FRB and the FDIC have supplemented the risk-based capital guidelines with an additional capital ratio referred to as the leverage ratio or core capital ratio. The regulations require financial institutions to maintain a minimum leverage ratio of 4% to 5%, depending upon the condition of the institution.

At June 30, 1997, the Corporation's and the Bank's leverage ratios were 7.01% and 6.49%, respectively, versus 7.01% and 6.55% at December 31, 1996; and 6.93% and 6.59% at June 30, 1996. Again, these ratios compare favorably with existing guidelines established by the FRB and the FDIC.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are subject to qualitative judgments by the regulatory authorities about capital components, risk weightings and other factors. Management believes that, as of June 30, 1997, the Corporation and the Bank meet all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification characterized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

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

So far, virtually all funding needs have been met via the acquisition of deposits, and not through other sources such as borrowings or securities sold under repurchase agreements. In addition, the total of all liquid assets (e.g. Federal funds sold, short term investments, assets available for sale) as measured against what may be considered volatile liabilities (i.e. short term $100,000 certificates of deposit) produced liquidity ratios of 456% for June 30, 1997, versus 401% for December 31, 1996, and versus 368% for June 30, 1996. All of these are considered by management to be satisfactory.
Interest Rate Sensitivity

The management of interest rate risk is also important to the profitability of the entity. Interest rate risk arises when earning assets mature or have their interest rates change in time periods different from that of supporting interest bearing liabilities; or when interest bearing liabilities mature or have their interest rates change in time periods different from that of the earning assets they support. Interest rate risk also arises as a result of differences in the magnitude of interest rate sensitivity of earning assets and their supporting interest bearing liabilities as a result of market conditions, and variations in indices and the existence of caps and floors applicable to variable rate instruments.

The Bank employs two primary approaches to interest rate risk measurement: income simulation analysis and gap analysis. Income simulation analysis is the more comprehensive tool as it considers the maturity and repricing characteristics of assets and liabilities as well as the relative sensitivity of these balance sheet components to interest rate fluctuations and attempts to measure the projected responsiveness of net interest income to changes in interest rate levels over several time frames.

Gap analysis measures the difference between interest sensitive assets and interest sensitive liabilities in a number of time frames. At any given point in time, the Corporation may be in an asset-sensitive position, meaning its interest-sensitive assets exceed its interest-sensitive liabilities; or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets.

As of June 30, 1997 there was a cumulative twelve month gap of a negative $44.1 Million as compared to a negative $30.6 Million gap as of December 31, 1996 and a negative $22.1 Million gap as of June 30, 1996. From this static gap viewpoint, a negative gap may be expected to cause reductions in net interest income in a rising rate environment and enhance net interest income in a declining rate environment. However, the repricing of liabilities can be, and often are, "lagged" behind earning asset rate increases, or exaggerated when rates decrease, in order to offset the gap's effects. In addition, rate sensitive assets may reprice at different frequencies than rate sensitive liabilities within the twelve month time frame, further offsetting the gap's effects.

As alluded to earlier, it is precisely these "dynamics" that are better addressed by income simulation. As a result, at June 30, 1997 income simulation analysis for the next twelve months projects a moderate dollar increase in net interest income in the event of an increasing interest rate environment, and a slightly larger, yet acceptable, dollar decrease in net interest income given a declining interest rate environment.






                           Results of Operations

Net income for the first six months of 1997 amounted to $1.408 Million compared to $850 Thousand for the same period in 1996. Related fully diluted earnings-per-share data were: $.41 per share for the first six
months  of  1997 versus $.26 per share for the same period  in  1996.   The
annualized return on average assets was 1.17% and .91% for the first six months of 1997 and 1996, respectively. The annualized return on average shareholders' equity was 17.05% and 13.33% for the first six months of 1997 and 1996, respectively.

Net income for the second quarter ended June 30, 1997 was $707 Thousand compared to $449 Thousand for the same period in 1996. Related fully diluted earnings per share were: $.20 per share for the second quarter of 1997 versus $.14 per share for the same period in 1996. The annualized return on average assets was 1.14% and .92% for the second quarter of 1997 and 1996, respectively. The annualized return on average shareholders' equity was 16.68% and 13.59% for the second quarter of 1997 and 1996, respectively.


Net Interest Income.

The $1.196 Million, or 30.5%, increase in net interest income reflected in the first six months of 1997 (at $5.113 Million) over the same period in 1996 (at $3.917 Million) was attributable to an increase in higher yielding loan and investment volume as well as an increase in the prime rate in April 1997 which positively effected prime indexed variable rate instruments. In addition the cost of supporting funds has declined, as higher costing certificates of deposit have run off and non-interest bearing demand deposit accounts have grown as a percentage of total deposit liabilities.

The $629 Thousand, or 30.5%, increase in net interest income reflected in the second quarter of 1997 (at $2.694 Million) over the same period in 1996 (at $2.065 Million) was attributable to the same factors as discussed in the above comparisons of the first six months of 1997 and 1996.


Noninterest Income.

For the first six months of 1997 noninterest income increased $714 Thousand or 135.0% to $1.243 Million, up from $529 Thousand for the same period in 1996. This variance was primarily attributable to the gains from sales of loans which amounted to $964 Thousand during the first six months of 1997 versus $409 Thousand in the first six months of 1996. Virtually all of the increase in gains on loan sales was due to a higher volume of loans sold. As discussed earlier, SBA loan production has remained strong, although the Bank has made a concious effort to lessen its reliance on SBA loans. Recognized as the leading SBA lender in New Jersey in 1996 and 1995, the Bank carries the designation of "Preferred Lender" in New York and Pennsylvania as well as New Jersey, where it remains among the State's top lenders.

In addition, the Corporation's residential mortgage division contributed $108 Thousand in gains during the first six months of 1997 compared with $43 Thousand in the first half of 1996. Management expects the ongoing origination and sale of residential mortgages to help limit reliance on sales of SBA loans, with fewer sales allowing the higher yielding SBA loans to accumulate and help maintain a satisfactory net interest margin.

Also contibuting to the increase in noninterest income were increases in service charges on deposit accounts, primarily attributable to increased volume of business accounts and related service offerings. These service charges totaled $181 Thousand for the six months ended June 30, 1997 compared with $97 Thousand for the six months ended June 30, 1996.

For the second quarter of 1997, noninterest income increased $385 Thousand or 128.3% to $685 Thousand, up from $300 Thousand for the same period in 1996. This increase was attributable to the same factors as discussed in the above comparisons of the first six months of 1997 and 1996.




Noninterest Expense.

For the first six months of 1997 as opposed to the same period in 1996, total noninterest expense increased by $955 Thousand, or 33.2, to $3.833 Million from $2.878 Million.

Salaries and benefits accounted for $422 Thousand of the above increase due to the January 1 effective date for all pay increases, the adoption of a supplemental executive retirement plan in February 1997, and the addition of staff resulting primarily from the opening of two branch locations in the new "Prestige Plaza" (Edwards Food Store) shopping center on Route 31 in Raritan Township in May 1997, and the opening of the Clinton Township branch in May 1996.

Occupancy related expenses increased $237 Thousand for the first six months of 1997 versus the same period in 1996 due to the branch openings just discussed and the leasing of additional office space in the Bank's Royal Road Headquarters building necessary to house the Bank's expanding operations.

Data Processing costs contributed another $46 Thousand to the increase in noninterest expense, primarily as a result of increased volume.

Advertising and business development costs increased by $76 Thousand for the six months ended June 30, 1997 versus the same period in 1996 as the Corporation continues to expand marketing efforts in Hunterdon and Somerset counties and surrounding environs.

Directors fees grew by $69 Thousand for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 as a result of the adoption of a non-tax qualified retirement plan for outside directors in February 1997.

For the second quarter of 1997 as opposed to the same period in 1996, total noninterest expenses rose by $535 Thousand, or 35.4%, to $2.045 Million from $1.510 Million. The increases in noninterest expense reflected in the second quarter of 1997 over the same period in 1996 are attributable to the same factors as discussed in the above comparisons of the first six months of 1997 and 1996.


As some indication of the Corporation's control over noninterest expenses (though combining it with a measure of the Corporation's ability to produce noninterest income), the "efficiency ratio" (noninterest expense divided by the sum of taxable equivalent net interest income and noninterest income)improved to 59% from 64% for the first six months of 1997 vs. the first six months of 1996; and to 60% from 63% for the second quarter 1997 vs. the second quarter 1996. Understandably, however the more precise measure of noninterest expense control, the "overhead ratio" (annualized noninterest expense over average assets for the period) has increased primarily as a result of the branch expansion discussed above. This percentage was 3.20% and 3.31% for the first half and second quarter 1997, respectively; as compared to 3.07% and 3.09% for the first half and second quarter 1996, respectively.

Further increases in noninterest expense, particularly salaries and benefits and occupancy expenses, are expected in connection with the Corporation's seventh branch opening scheduled for the third of quarter 1997 on the western side of the Clinton market.

Provisions for Loan Losses.

For the first six months of 1997 as compared to the first six months of 1996, the provision for loan losses increased by $178 Thousand. For the second quarter of 1997 as compared to the second quarter of 1996, the provision for loan losses increased by $133 Thousand. Provisions are made as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts. As discussed previously, the Corporation's non-accrual loans at June 30, 1997 amounted to just .53% of total loans.

Income Tax Expense.

Provisions for income tax totaled $792 Thousand and $394 Thousand for the six and three months ended June 30, 1997, respectively, up from $573 Thousand and $306 Thousand for the six and three months ended June 30, 1996, respectively as a result of the Corporation's increased taxable earnings. The Corporation's effective tax rate declined to 36.0% for the six months ended June 30, 1997 compared with 40.3% for the six months ended June 30, 1996. This decrease was primarily attributable to the formation in the third quarter of 1996 of PSB Investment Management, Inc., a wholly owned subsidiary of the Bank which manages a portfolio of investment securities for its own account. The earnings of PSB Investment Management, Inc. are taxed by the State of New Jersey at a rate of 2.25% as opposed to the 9% state income tax rate to which the Bank and the Corporation are subject.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Part II   Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

On  April  22,  1997, Prestige Financial Corp. held  its  Annual Meeting  of
Shareholders.   Matters voted  on  and  the  results  of  such voting are as follows:

Election of Directors
Roland D. Boehm, Sr.; Louis R. DeFalco; Arnold F. Horvath; Robert J. Jablonski; Gerald A. Lustig; James W. MacDonald; and Arthur Stryker, Jr. were elected to serve as Directors of Prestige Financial Corp. until the 1998 Annual Meeting.

Amendment to the 1994 Stock Option Plan for Senior Management
An amendment to increase by 21,600 (to 104,100) the number of shares which may be optioned under the plan was approved with 1,749,007 votes cast in favor; 65,822 votes cast against; 48,623 votes abstained; and 219,765 non-votes.

Amendment to the 1994 Stock Option Plan for Outside Directors
An amendment to increase by 33,000 (to 105,600) the number of shares which may be optioned under the plan and to provide that options may be granted to outside directors attaining two years of service with the Corporation or the Bank was approved with 1,765,369 votes cast in favor; 83,395 votes cast against; 54,188 votes abstained; and 180,265 non-votes.

Ratification of Independent Accountants
The selection of KPMG Peat Marwick LLP as the Corporation's independent accountants for 1997 was ratified with 2,077,047 votes cast in favor; 1,024 votes cast against; and 5,146 votes abstained.

Item 6.   Exhibits and reports on Form 8-K


(a)(2) Plan of Acquisition Between Prestige State Bank and Prestige Financial Corp. (1)

(a)(3.1)  Certificate of Incorporatiuon of the Registrant. (1)

(a)(3.2)  Bylaws of the Registrant. (1)

(a)(10) There were no material contracts entered into during the quarter ended June 30, 1997.

(a)(11)   Statement on Computation of per-share earnings

           Net income per-share is calculated as net income divided by weighted average shares outstanding as adjusted for the assumed exercise of dilutive common stock equivalents, using the treasury stock method). All weighted average shares outstanding reflect the six-for-five stock split issued on April 18, 1997 and the five-for-four stock split issued on April 19, 1996.

(a)(27)   Financial Data Schedule




(b)       No  reports on Form 8-K were filed during the quarter ended
          June 30, 1997.







(1) Previously filed with the Corporation's Form S-4, File No. 33-59752, and incorporated in the Corporation's 1996 Report on Form 10-K by reference.


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

Date: August 11, 1997