Form 10-Q
period 1997-09-30
PRESTIGE FINANCIAL CORP
filed 1997-11-04
CIK 899163

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 1997      Commission File Number  0-22186
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

                                                  Yes   X    No

The number of shares outstanding of the Registrant's common stock, being the only class of capital stock outstanding, was as follows as of November 1, 1997:

Common Stock (par value $.01)                      3,287,029   Shares


Table of Contents                                               Page


Part I.   Financial information

Item 1.   Financial statements

        Consolidated Statements of Financial Condition as
        of September 30, 1997, December 31, 1996 and
        September 30, 1996                                           3

        Consolidated Statements of Income for the Three Months
        Ended and Nine Months Ended September 30,1997 and 1996       4

        Consolidated Statements of Changes in Stockholders'
        Equity for the Nine Months Ended September 30,
        1997 and 1996                                                5

        Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1997 and 1996                     6

        Notes to Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         10

Item 3. Quantitative and Qualitative Disclosures About Market Risk  19

Part II.Other information


Item 6. Exhibits and reports on Form 8-K                            19

Signatures                                                          21


Item 1.  Financial Statements

Prestige Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands)
                                       09/30/97       12/31/96       09/30/96
ASSETS:

  Cash and due from banks               $11,739         $9,579         $6,428
  Federal funds sold and
   short-term investments                   887          8,950         16,225

    Total cash and cash
     equivalents                         12,626         18,529         22,653
  Loans held for sale, net               14,550         15,013         15,233
  Investment securities held
  to maturity, net:
    Taxable
     (Market value $83,955,
     $64,744, and $59,937
     respectively)                       83,669         64,943         61,418
    Exempt from Federal
    income tax
     (Market value $5,548,
     $3,937 and $3,504
     respectively)                        5,569          3,931          3,498
  Loans, net                            143,562        123,455        113,364
  ...Less allowance for loan losses       1,769          1,592          1,487
  Net loans                             141,793        121,863        111,877
  Premises and equipment, net             3,456          2,490          2,475
  Accrued interest receivable             1,737          1,538          1,281
  Other assets                            5,110          1,210            921

  TOTAL ASSETS                         $268,510       $229,517       $219,356

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
  Federal funds purchased                   300             -              -
  Deposits:
    Non-interest bearing                 42,426         35,318         31,507
    Interest bearing                    206,400        177,278        171,656
  Total deposits                        248,826        212,596        203,163
  Accrued interest payable                  473            308            320
  Accrued expenses and
    other liabilities                       714            903            790
  TOTAL LIABILITIES                     250,313        213,807        204,273

STOCKHOLDERS' EQUITY
  Common stock, par value $.01;
  5,000,000 shares authorized;
  3,279,291;  2,661,331 and
  2,643,662 shares issued and
  outstanding at September 30, 1997,
  December 31, 1996 and
  September 30, 1996, respectively           33             27             26
  Paid in capital                        14,635         13,581         13,343
  Retained earnings                       3,529          2,102          1,714
  TOTAL STOCKHOLDERS' EQUITY             18,197         15,710         15,083

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $268,510       $229,517       $219,356


See accompanying notes to Consolidated Financial Statements


Prestige Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)


                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                      1997         1996        1997      1996
Interest income:
  Loans                               $3,670       $3,028    $10,412    $8,689
  Federal funds sold                      91          140        301       311
  Investment Securities:
    Taxable                            1,340          939      3,677     2,599
    Exempt from Federal income tax        56           34        149        63
  TOTAL INTEREST INCOME                5,157        4,141     14,539    11,662

Interest expense:
  Deposits                             2,333        1,969      6,602     5,570
  Federal funds purchased                  1            -          1         3
  TOTAL INTEREST EXPENSE               2,334        1,969      6,603     5,573

  Net interest income                  2,823        2,172      7,936     6,089

Provision for loan losses                199          120        522       265
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES            2,624        2,052      7,414     5,824

Non-interest income:
  Service charges on deposit
   accounts                              103           64        284       161
  Gain on sale of loans                  452          371      1,416       780
  Other income                           118           34        216        57
  TOTAL NON-INTEREST INCOME              673          469      1,916       998

Non-interest expense:
  Salaries and employee benefits       1,015          824      2,868     2,255
  Net occupancy expense                  483          333      1,314       927
  Data processing                        103           87        284       222
  Advertising/business development        95           61        260       150
  Directors fees                          94           38        240       115
  Other expenses                         407          276      1,063       828
  TOTAL NON-INTEREST EXPENSE           2,197        1,619      6,029     4,497

Income before provision for
  income taxes                         1,100          902      3,301     2,325
Provision for income taxes               389          362      1,181       935
NET INCOME                              $711         $540     $2,120    $1,390
Net income per common share:
  Primary                              $0.20        $0.17      $0.61     $0.43
  Fully diluted                        $0.20        $0.17      $0.61     $0.43

Weighted average shares
outstanding - primary              3,509,457    3,277,514  3,457,025  3,234,842

Weighted average shares
outstanding - fully diluted        3,536,992    3,277,514  3,495,090  3,234,842


See accompanying notes to Consolidated Financial Statements

Prestige Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 1997 and 1996 (Unaudited)
(Dollars in thousands)

                           Number of                                       Total
                           Common       Common     Paid-In     Retained    Stockholders'
                           Shares       Stock      Capital     Earnings    Equity
Balance, December 31,
 1995                    1,972,539         $20     $11,354        $684      $12,058

  Exercise of warrants       6,600           -          51           -           51

  Exercise of options        5,673           -          35           -           35

  Common stock grants        7,480           -          59           -           59

  Dividend reinvestment
  and common stock
  purchase plan            145,378           1       1,819           -        1,820

  Common stock issued
  under 401(k) plan          1,877           -          25           -           25

  Five-for-four common
  stock split              504,115           5           -         (5)            -

  Common stock cash
  dividend                       -           -           -       (355)        (355)

  Net income                     -           -           -       1,390        1,390

Balance, September 30,
 1996                    2,643,662          26      13,343       1,714       15,083


Balance, December 31,
 1996                    2,661,331          27      13,581       2,102       15,710

  Exercise of warrants       2,937           -          28           -           28

  Exercise of options        7,619           -          50           -           50

  Common stock grants        9,348           -          59           -           59

  Dividend reinvestment
  and common stock
  purchase plan             55,074           1         846           -          847

  Common stock issued
  under 401(k) plan          4,759           -          71           -           71

  Six-for-five common
  stock split              538,223           5           -         (5)            -

  Common stock cash
  dividend                       -           -           -       (688)        (688)

  Net income                     -           -           -       2,120        2,120

Balance, September 30,
 1997                    3,279,291         $33     $14,635      $3,529      $18,197


See accompanying notes to Consolidated Financial Statements

Prestige Financial Corp. and Subsidiary

Consolidated Statements of Cash Flow
Nine Months Ended September 30, 1997 and 1996 (Unaudited)
(Dollars in thousands)

                                                            Nine
                                                        Months Ended
                                                        September 30,

                                                       1997        1996
Cash flows from operating activities:
   Net income                                        $2,120      $1,390
   Adjustments to reconcile net income to net
   cash used in operating activities:
      Provision for loan losses                         522         265
      Depreciation and amortization                     353         265
      Amortization (accretion) of investment
       securities premiums and discounts, net           349         328
      Amortization of organizational costs               11          11
      Increase in accrued interest receivable         (199)       (323)
      (Increase) decrease in other assets           (3,911)         972
      Gain on sale of loans                         (1,416)       (780)
      Proceeds from sale of loans held for sale      29,359      17,688
      Net increase in loans held for sale          (27,480)    (21,900)

      Increase in accrued interest payable              165          71
      (Decrease) increase in accrued expenses and
       other liabilities                              (189)         233
   Increase (decrease) in deferred loan fees and
    unearned discounts                                  159       (150)
   Common stock grants                                   59          59
   NET CASH USED IN OPERATING ACTIVITIES               (98)     (1,871)

Cash flows from investing activities:
   Proceeds from maturities of investment
    securities                                       25,506      19,025
   Principal paydowns on mortgage-backed
    securities                                        4,837       3,470
   Purchases of investment and mortgage-backed
    securities                                     (51,056)    (44,469)
   Net increase in loans                           (20,611)     (9,971)
   Capital expenditures                             (1,319)       (809)
   NET CASH USED IN INVESTING ACTIVITIES           (42,643)    (32,754)

Cash flows from financing activities:
   Increase in Federal funds purchased                  300          -
   Net increase in demand deposits, MMA, NOW and
    savings accounts                                 23,473      27,017
   Net increase in certificates of deposit           12,757      12,629
   Proceeds from issuance of common stock, net          996       1,931
   Dividends paid                                     (688)       (355)
  NET CASH PROVIDED BY FINANCING ACTIVITIES          36,838      41,222

   (Decrease) increase in cash and cash
     equivalents                                    (5,903)       6,597

Cash and cash equivalents at begining of year        18,529      16,056
Cash and cash equivalents at end of period          $12,626     $22,653
Supplemental disclosure of cash flow information-
   Cash paid during the year for:
      Interest                                       $6,438      $5,502
      Income taxes                                    1,488         849
      Transfers from loans to OREO                      418           -



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

2.   Basis of presentation

The  accompanying  unaudited financial statements  have  been  prepared  in accordance  with  generally  accepted  accounting  principles  for  interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended September 30, 1997 and for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

3.   Stockholders' Equity

On August 26, 1997 the Board of Directors approved a 7.5 cent per share cash dividend on common stock, paid September 30, 1997 to shareholders of record at September 19, 1997.

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

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. SFAS No. 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

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


Prestige Financial Corp. and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                            Financial Condition

At September 30, 1997, total assets had reached $268.5 Million which was a $39.0 Million, or 17.0%, increase as compared to the December 31, 1996 balance of $229.5 Million; and a $49.1 Million, or 22.4%, increase when compared to the September 30, 1996 balance of $219.4 Million. This growth was funded primarily from deposits (mainly "core" demand and time accounts) which increased by $36.2 Million, or 17.0%, to $248.8 Million at September 30, 1997 as compared to $212.6 Million at December 31, 1996; and by $45.6 Million, or 22.4%, when compared to the September 30, 1996 balance of $203.2 Million. Branch openings in the western portion of Clinton Township in August 1997, in the eastern portion of Clinton Township in May 1996, and the opening of free standing and supermarket branches located in the "Prestige Plaza" shopping center containing an Edwards Food Store in Raritan Township in May of 1997 contributed to this growth as did several CD promotions.

Total Stockholders' Equity stood at $18.2 Million as of September 30, 1997 and was $2.5 Million, or 15.9%, higher than the year-end 1996 balance of $15.7 Million; and $3.1 Million, or 20.5%, higher than the September 30, 1996 balance of $15.1 Million. These increases were primarily attributable to increased earnings and dividends reinvested and optional cash purchases made by shareholders in accordance with the Corporation's Dividend Reinvestment and Common Stock Purchase Plan, partially offset by cash dividends paid. Dividends paid to common stockholders totaled $688 Thousand or $.21 per weighted average share outstanding for the nine months ended September 30, 1997; up from $388 Thousand or $.13 per weighted average share outstanding for the same period a year ago.

Within the asset composition, the above growth was primarily utilized to fund increases in the loan and investment portfolios. As of September 30, 1997 outstanding loans, including loans held for sale, totaled $158.1 Million which was $19.6 Million, or 14.2%, more than the December 31, 1996 balance of $138.5 Million; and $29.5 Million, or 22.9%, greater than the September 30, 1996 balance of $128.6 Million. Much of this growth took place in the commercial mortgage and commercial loan categories, with residential mortgages and home equity loans contributing to a lesser degree.

Loans held for sale totaled $14.6 Million at September 30, 1997 vs. $15.0 Million at December 31, 1996 and $15.2 Million at September 30, 1996. The loans held for sale category is comprised primarily of SBA loans which provide attractive yields as well as a ready source of liquidity and potential gains on sales. Recognized as the leading SBA lender in New Jersey in 1996 and 1995, the Bank carries the designation of "Preferred Lender" in New York and Pennsylvania as well as New Jersey, where it remains among the State's top lenders. Preferred lender status enables the Bank to streamline the SBA loan application and approval process for qualified borrowers.

Investment securities (all classified as held to maturity) at September 30, 1997 amounted to $89.2 Million, an increase of $20.3 Million, or 29.5% as compared to the December 31, 1996 balance of $68.9 Million; and higher by $24.3 Million, or 37.4%, when compared with the September 30, 1996 balance of $64.9 Million. This growth resulted primarily from the purchase of securities issued by the United States government and its agencies, including mortgage-backed securities, notes and SBA guaranteed loan pool certificates.

At September 30, 1997, other assets totaled $5.1 Million, an increase of $3.9 Million versus the December 31, 1996 balance of $1.2 Million, and an increase of $4.2 Million when compared with the September 30, 1996 balance of $.9 Million. These increases are primarily attributable to an investment in corporate owned life insurance.

At September 30, 1997, the allowance for loan losses stood at $1.769 Million; $177 Thousand more than the year-end 1996 figure of $1.592 Million and $282 Thousand more than the September 30, 1996 balance of $1.487 Million. The increase in the first nine months of 1997 from year-end 1996 resulted from provisions of $522 Thousand and net charge-offs of $345 Thousand. The allowance as a percentage of total outstanding loans as of September 30, 1997 was 1.12% as compared to 1.15% as of December 31, 1996, and 1.16% as of September 30, 1996.

Non-performing loans consist of loans on which the accrual of interest has been discontinued, or loans on which interest is still being accrued but that are contractually past due 90 days or more as to interest or principal payments. Non-performing loans totaled $1.2 Million at September 30, 1997 compared with $.8 Million at December 31, 1996 and $.8 Million at September 30, 1996. Non-accrual loans (also classified as impaired loans) totaled $688 Thousand (.44% of total loans) as of September 30, 1997 as compared to $454 Thousand (.33% of total loans) as of December 31, 1996, and $442
Thousand (.34% of total loans) as of September 30, 1996. Of the $688 Thousand in non-accrual loans at September 30, 1997, $195 Thousand is fully guaranteed by the SBA.

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

At September 30, 1997, the Corporation's and the Bank's core (Tier 1) risk-based capital ratios were 10.81% and 9.92%, respectively, versus 11.69% and 10.89% at December 31, 1996; and 11.90% and 11.04% at September 30, 1996.
These ratios compare favorably to a minimum of 4% as required by the FRB and the FDIC.

At September 30, 1997, the Corporation's and the Bank's total (Tier 1 plus Tier 2) risk-based capital ratios were 11.86% and 10.97%, respectively, versus 12.87% and 12.08% at December 31, 1996; and 13.08% and 12.22% at
September 30, 1996. These ratios also compare favorably to a minimum of 8% as required by the FRB and the FDIC.

The FRB and the FDIC have supplemented the risk-based capital guidelines with an additional capital ratio referred to as the leverage ratio or core capital ratio. The regulations require financial institutions to maintain a minimum leverage ratio of 4% to 5%, depending upon the condition of the institution.

At September 30, 1997, the Corporation's and the Bank's leverage ratios were 6.97% and 6.43%, respectively, versus 7.01% and 6.55% at December 31, 1996; and 6.96% and 6.61% at September 30, 1996. Again, these ratios compare favorably with existing guidelines established by the FRB and the FDIC.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as
calculated  under  regulatory accounting practices.   Capital  amounts  and
classifications are subject to qualitative judgments by the regulatory authorities about capital components, risk weightings and other factors. Management believes that, as of September 30, 1997, the Corporation and the Bank meet all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification characterized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

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

So far, virtually all funding needs have been met via the acquisition of deposits, and not through other sources such as borrowings or securities sold under repurchase agreements. In addition, the total of all liquid assets (e.g. Federal funds sold, short term investments, assets available for sale) as measured against what may be considered volatile liabilities (i.e. short term $100,000 certificates of deposit) produced liquidity ratios of 332% for September 30, 1997, versus 401% for December 31, 1996, and versus 488% for September 30, 1996. All of these are considered by management to be satisfactory.


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

As of September 30, 1997 there was a cumulative twelve month gap of a negative $45.4 Million as compared to a negative $30.6 Million gap as of December 31, 1996 and a negative $24.1 Million gap as of September 30, 1996. From this static gap viewpoint, a negative gap may be expected to cause reductions in net interest income in a rising rate environment and enhance net interest income in a declining rate environment. However, the repricing of liabilities can be, and often are, "lagged" behind earning asset rate increases, or exaggerated when rates decrease, in order to offset the gap's effects. In addition, rate sensitive assets may reprice at different frequencies than rate sensitive liabilities within the twelve month time frame, further offsetting the gap's effects.

As alluded to earlier, it is precisely these "dynamics" that are better addressed by income simulation, and whose complexities make income simulation the more meaningful method of measuring interest rate risk. As of September 30, 1997 income simulation analysis for the next twelve months projects a moderate dollar increase in net interest income in the event of an increasing interest rate environment, and a slightly larger, yet acceptable, dollar decrease in net interest income given a declining interest rate environment.



                           Results of Operations

Net income for the first nine months of 1997 amounted to $2.120 Million compared to $1.390 Million for the same period in 1996. Related fully diluted earnings-per-share data were: $.61 per share for the first nine months of 1997 versus $.43 per share for the same period in 1996. The annualized return on average assets was 1.15% and .95% for the first nine months of 1997 and 1996, respectively. The annualized return on average shareholders' equity was 16.70% and 13.92% for the first nine months of 1997 and 1996, respectively.

Net income for the third quarter ended September 30, 1997 was $711 Thousand compared to $540 Thousand for the same period in 1996. Related fully diluted earnings per share were: $.20 per share for the third quarter of 1997 versus $.17 per share for the same period in 1996. The annualized return on average assets was 1.09% and 1.02% for the third quarter of 1997 and 1996, respectively. The annualized return on average shareholders' equity was 16.07% and 14.97% for the third quarter of 1997 and 1996, respectively.


Net Interest Income.

The $1.847 Million, or 30.3%, increase in net interest income reflected in the first nine months of 1997 (at $7.936 Million) over the same period in 1996 (at $6.089 Million) was attributable to an increase in higher yielding loan and investment volume as well as an increase in the prime rate in
April   1997   which  positively  effected  prime  indexed  variable   rate
instruments. In addition the cost of supporting funds has declined, as non-interest bearing demand deposit accounts have grown as a percentage of total deposit liabilities.

The $651 Thousand, or 30.0%, increase in net interest income reflected in the third quarter of 1997 (at $2.823 Million) over the same period in 1996 (at $2.172 Million) was attributable to the same factors as discussed in the above comparisons of the first nine months of 1997 and 1996.


Noninterest Income.

For  the  first  nine  months  of 1997 noninterest  income  increased  $918
Thousand or 92.0% to $1.916 Million, up from $998 Thousand for the same period in 1996. This variance was primarily attributable to the gains from sales of loans which amounted to $1.416 Million during the first nine months of 1997 versus $780 Thousand in the first nine months of 1996. Virtually all of the increase in gains on loan sales was due to a higher volume of loans sold. As discussed earlier, SBA loan production has remained strong, although the Bank has made a conscious effort to limit its reliance on SBA loans. The Corporation's residential mortgage division contributed $168 Thousand in gains during the first nine months of 1997 compared with $80 Thousand for the first nine months of 1996. Management expects the ongoing origination and sale of residential mortgages to help limit reliance on sales of SBA loans, with fewer sales allowing the higher yielding SBA loans to accumulate and help maintain a satisfactory net interest margin.

Also contributing to the increase in noninterest income were increases in service charges on deposit accounts, primarily attributable to increased volume of business accounts and related service offerings. These service charges totaled $284 Thousand for the nine months ended September 30, 1997 compared with $161 Thousand for the nine months ended September 30, 1996.

Other noninterest income increased to $216 Thousand for the nine months ended September 30, 1997, up from $57 Thousand for the same period in 1996. This increase is primarily attributable to increases in the cash surrender value of corporate owned life insurance policies purchased in the first quarter of 1997.

For the third quarter of 1997, noninterest income increased $204 Thousand or 43.5% to $673 Thousand, up from $469 Thousand for the same period in 1996. This increase was attributable to the same factors as discussed in the above comparisons of the first nine months of 1997 and 1996.



Noninterest Expense.

For the first nine months of 1997 compared with the same period in 1996, total noninterest expense increased by $1.532 Million, or 34.1%, to $6.029 Million from $4.497 Million.

Salaries and benefits accounted for $613 Thousand of the above increase due to the January 1 effective date for all pay increases, the adoption of a supplemental executive retirement plan in February 1997, and the addition of staff resulting primarily from the opening of the branch in western Clinton Township in August, 1997, two branch locations in the new "Prestige Plaza" (Edwards Food Store) shopping center on Route 31 in Raritan Township in May 1997, and the opening of the eastern Clinton Township branch in May 1996.

Occupancy related expenses increased $387 Thousand for the first nine months of 1997 versus the same period in 1996 due to the branch openings just discussed and the leasing of additional office space in the Bank's Royal Road Headquarters building necessary to house the Bank's expanding operations.

Data Processing costs contributed another $62 Thousand to the increase in noninterest expense, primarily as a result of increased volume.

Advertising and business development costs increased by $110 Thousand for the nine months ended September 30, 1997 versus the same period in 1996 as the Corporation continues to expand marketing efforts in Hunterdon and Somerset counties and surrounding environs.

Directors fees grew by $125 Thousand for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 as a result of the adoption of a non-tax qualified retirement plan for outside directors in February 1997.

Other noninterest expenses increased by $235 Thousand for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Consulting, legal and external audit fees accounted for $61 Thousand of this increase. Postage and telecommunications costs increased by $41 Thousand, printing stationery and supplies expense rose by $28 Thousand, and ATM fees increased by $23 Thousand. The foregoing increases are all attributable to growth in the Corporation's asset size and customer base. In addition, contributions and donations increased by $30 Thousand, primarily as a result of the Corporation's $25 Thousand gift to Hunterdon Medical Center for the development of a cancer center and other improvements.

For the third quarter of 1997 as opposed to the same period in 1996, total noninterest expenses rose by $578 Thousand, or 35.7%, to $2.197 Million from $1.619 Million. The increases in noninterest expense reflected in the third quarter of 1997 over the same period in 1996 are attributable to the same factors as discussed in the above comparisons of the first nine months of 1997 and 1996.

As some indication of the Corporation's control over noninterest expenses despite significant branch expansion, the "efficiency ratio" (noninterest expense divided by the sum of taxable equivalent net interest income and noninterest income)improved to 60% from 63% for the first nine months of 1997 vs. the first nine months of 1996; and was 62% vs. 61% for the third quarter 1997 vs. the third quarter 1996. The "overhead ratio" (annualized noninterest expense over average assets for the period) has increased to 3.26% from 3.07% for the nine months ended September 30, 1997 compared with the nine months ended September 30, 1996, primarily as a result of the branch openings discussed above. This percentage was 3.37% for the third quarter 1997 as compared to 3.06% for the third quarter 1996. Though acceptable even at current levels, this overhead ratio should improve as growth in average assets as a result of branch expansion increases the denominator of this calculation.




Provisions for Loan Losses.

For the first nine months of 1997 as compared to the first nine months of 1996, the provision for loan losses increased by $257 Thousand. For the third quarter of 1997 as compared to the third quarter of 1996, the provision for loan losses increased by $79 Thousand. Provisions are made as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts. As discussed previously, the Corporation's non-accrual loans at September 30, 1997 amounted to .44% of total loans.

Income Tax Expense.

Provisions for income tax totaled $1.181 Million and $389 Thousand for the nine and three months ended September 30, 1997, respectively, up from $935 Thousand and $362 Thousand for the nine and three months ended September 30, 1996, respectively as a result of the Corporation's increased taxable earnings. The Corporation's effective tax rate declined to 35.8% for the nine months ended September 30, 1997 compared with 40.2% for the nine months ended September 30, 1996. This decrease was primarily attributable to the formation in the third quarter of 1996 of PSB Investment Management, Inc., a wholly owned subsidiary of the Bank which manages a portfolio of investment securities for its own account. The earnings of PSB Investment Management, Inc. are taxed by the State of New Jersey at a rate of 2.25% as opposed to the 9% state income tax rate to which the Bank and the Corporation are subject.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Part II   Other Information

Item 6.   Exhibits and reports on Form 8-K


(a)(2) Plan of Acquisition Between Prestige State Bank and Prestige Financial Corp. (1)

(a)(3.1)  Certificate of Incorporation of the Registrant. (1)

(a)(3.2)  Bylaws of the Registrant. (1)

(a)(10) There were no material contracts entered into during the quarter ended September 30, 1997.

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

(a)(27)   Financial Data Schedule




(b)       No  reports on Form 8-K were filed during the quarter ended
          September 30, 1997.





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

Date: November 5, 1997