Form 10-K
period 1997-12-31
PRESTIGE FINANCIAL CORP
filed 1998-03-31
CIK 899163

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

     (XX) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          FOR THE FISCAL YEAR ENDED December 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _XX_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (XX)

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average high and low price of such stock on the NASDAQ National Market on January 31, 1998, was approximately $50,779,359.

     The number of shares outstanding of the Registrant's Common Stock, being the only class of capital stock outstanding, as of March 10, 1998 was 3,329,794.

     Listed hereunder are the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) pages 7 - 25 of the Annual Report to security holders of Prestige Financial Corp. for the year ended December 31, 1997 are incorporated by reference into Parts I, II and IV of the Form 10-K; (2) the definitive Proxy Statement for the 1998 Annual Meeting of shareholders to be filed with the Commission prior to April 30, 1998, pursuant to regulation 14A of the General Rules and Regulations of the Commission is incorporated by reference into Part III of the Form 10-K.

                            PRESTIGE FINANCIAL CORP.
                                 1997 FORM 10-K


                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----

Item  1. Business........................................................... 3
Item  2. Properties......................................................... 12
Item  3. Legal Proceedings.................................................. 12
Item  4. Submission of Matters to a Vote of
         Security Holders................................................... 12

                                     PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters........................................ 12
Item  6. Selected Financial Data............................................ 12
Item  7. Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................... 15
Item 7a. Quantitative and Qualitative Disclosures About Market Risk......... 27
Item  8. Financial Statements and Supplementary Data........................ 27
Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures............................... 27

                                    PART III

Item 10. Directors and Executive Officers of the
         Registrant......................................................... 27
Item 11. Executive Compensation............................................. 27
Item 12. Security Ownership of Certain Beneficial
         Owners and Management.............................................. 27
Item 13. Certain Relationships and Related Transactions..................... 27

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K................................................ 28

SIGNATURES ................................................................. 31

PART I

ITEM 1 -- BUSINESS.

A.   History.

Prestige Financial Corp. (the "Corporation") is a one bank holding company which was organized as a corporation under New Jersey law in February, 1993. On July 31, 1993, Prestige State Bank (the "Bank"), a New Jersey-chartered commercial bank, consummated its reorganization into a holding company structure pursuant to a Plan of Acquisition whereby the Bank became a wholly-owned subsidiary of the Corporation. The reorganization was accounted for under the pooling of interests method of accounting for financial reporting purposes.

The Bank's application and certificate of incorporation were accepted by the New Jersey Banking Commissioner on March 13, 1989. The Bank was granted a charter by the Commissioner on September 2, 1989 and received its Certificate of Authority and commenced operations on March 12, 1990. The Bank is not a member of the Federal Reserve and has its deposits insured by the Federal Deposit Insurance Corporation.

B.   Narrative Description of the Current Business.

The Corporation, through the Bank, offers a broad range of lending, depository and related financial services to individual consumers, businesses, and governmental units. Commercial lending services provided by the Bank include short and medium term loans, Small Business Administration loans, revolving credit arrangements, lines of credit, asset-based lending, real estate construction loans and mortgage loans. Consumer banking services include various types of deposit accounts, secured and unsecured loans, consumer installment loans, mortgage loans and other consumer oriented services. The Corporation operates chiefly in its approximately 228 square mile primary trade area surrounding its headquarters facility in Raritan Township, New Jersey. The primary trade area consists of all of Hunterdon County; four southwestern townships of Warren that border on Hunterdon County; and four western townships of Somerset bordering on Hunterdon County. Raritan Township, the municipality in which the Corporation is based, is the largest and fastest growing population center in Hunterdon County. Most of the area enjoys an above-average household income. Recent census information reveals that Somerset and Hunterdon Counties ranked number one and two, respectively, in terms of growth rates for the 1990's.

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

PSB Investment Management, Inc., a wholly-owned subsidiary of the Bank, was organized as a corporation under New Jersey law in July, 1996. PSB Investment Management, Inc. manages a portfolio of investments for its own account. The Bank has no other subsidiaries.

PFC Financial Services, Inc., a wholly-owned subsidiary of the Corporation, was organized as a corporation under New Jersey law in December 1997. PFC Financial Services, Inc. provides customers with financial planning and access to non-deposit investment products such as mutual funds, debt and equity securities, fixed and variable annuities, etc. through Financial Network Investment Corporation, a licensed broker/dealer, insurance agency and registered investment advisor. PFC Financial Services, Inc. commenced operations in January, 1998.

C.   Regulatory Matters.

Please refer to Note 9, on page 17 and Note 11, on page 19 of the Corporation's 1997 Annual Report which are incorporated herein by reference.

D.   Financial Data and Statistics.

     I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential.


     The following table contains average balance sheet data with interest income and expense as well as interest rate information for 1997, 1996, and 1995. Net interest income is presented on a fully tax-equivalent basis, which is a standard analytical technique designed to adjust tax exempt income (primarily associated with tax free municipal securities, loans and leases) by the amount of income tax which would have been paid had the assets been taxable. As a result, net interest income data presented here will differ from consolidated financial statements presented elsewhere in this report.

                                                       PRESTIGE FINANCIAL CORP
                                        AVERAGE BALANCE SHEET WITH INTEREST AND AVERAGE RATES
                                                       (dollars in thousands)

                                                                                 Years Ended December 31,

                                                                    1997                                     1996
                                                      -----------------------------------      ---------------------------------
                                                                  Interest        Average                  Interest      Average
                                                      Average      Income/        Yield/       Average      Income/       Yield/
                                                      Balance      Expense         Rate        Balance      Expense        Rate
                                                      -----------------------------------      ---------------------------------
ASSETS

Interest-earning assets:
  Investment securities:
    Taxable                                             $77,132       $5,041       6.54%      $56,731         $3,590       6.33%
    Non-taxable                                           5,216          271       5.20%        3,931            152       3.87%
  Federal funds sold and short-term investments           8,213          446       5.43%        8,110            428       5.28%
  Loans net of unearned                                 148,631       14,075       9.47%      124,778         11,947       9.57%
                                                       --------      -------       ----      --------         ------       ----
      Total interest-earning assets                     239,192       19,833       8.29%      193,550         16,117       8.33%
                                                       --------      -------       ----      --------         ------       ----
Noninterest-earning assets
  Cash and due from banks                                 7,430                                 5,832
  Other assets                                            9,474                                 4,652
Allowance for possible loan losses                       (1,754)                               (1,453)
                                                       --------                              --------
      Total noninterest-earning assets                   15,150                                 9,031
                                                       --------                              --------
      Total assets                                     $254,342                              $202,581
                                                       ========                              ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  NOW accounts                                           18,476          431       2.33%       10,747            257       2.39%
  Money Market accounts                                  28,452        1,024       3.60%       19,504            608       3.12%
  Savings accounts                                       39,413        1,469       3.73%       30,436          1,100       3.61%
  Certificates of deposit                               111,414        6,193       5.56%      100,838          5,600       5.55%
  Short-term borrowings                                      33            2       6.06%           50              3       6.00%
                                                       --------      -------       ----      --------         ------       ----
      Total interest-bearing liabilities                197,788        9,119       4.61%      161,575          7,568       4.68%
                                                       --------      -------       ----      --------         ------       ----
Noninterest-bearing liabilities:
  Demand deposits                                        37,947                                26,100
  Other liabilities                                       1,282                                 1,059
                                                       --------                              --------
      Total noninterest-bearing liabilities              39,229                                27,159
                                                       --------                              --------
Stockholders' equity                                     17,325                                13,847
                                                       --------                              --------
      Total liabilities and stockholders' equity       $254,342                              $202,581
                                                       ========                              ========

Net interest income                                                  $10,714                                  $8,549
                                                                     =======                                  ======
Net interest spread                                                                3.68%                                   3.65%
                                                                                   ====                                    ====

Net interest income as percent of earning assets                                   4.48%                                   4.42%
                                                                                   ====                                    ====

                                                             Years Ended December 31,
                                                                      1995
                                                      -------------------------------------
                                                                    Interest        Average
                                                       Average      Income/         Yield/
                                                       Balance      Expense          Rate
                                                      -------------------------------------
ASSETS

Interest-earning assets:
  Investment securities:
    Taxable                                            $27,287       $1,625           5.96%
    Non-taxable                                          2,885          182           6.31%
  Federal funds sold and short-term investments          7,614          443           5.82%
  Loans net of unearned                                104,205       10,098           9.69%
                                                      --------       ------           ----
      Total interest-earning assets                    141,991       12,348           8.70%
                                                      --------       ------           ----
Noninterest-earning assets
  Cash and due from banks                                4,199
  Other assets                                           3,969
Allowance for possible loan losses                      (1,214)
                                                      --------
      Total noninterest-earning assets                   6,954
                                                      --------
      Total assets                                    $148,945
                                                      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  NOW accounts                                           8,232          217           2.64%
  Money Market accounts                                 16,259          550           3.38%
  Savings accounts                                      22,179          793           3.58%
  Certificates of deposit                               73,687        4,148           5.63%
  Short-term borrowings                                      7            1           5.96%
                                                      --------       ------           ----
      Total interest-bearing liabilities               120,364        5,709           4.74%
                                                      --------       ------           ----
Noninterest-bearing liabilities:
  Demand deposits                                       17,352
  Other liabilities                                        827
                                                      --------
      Total noninterest-bearing liabilities             18,179
                                                      --------
Stockholders' equity                                    10,402
                                                      --------
      Total liabilities and stockholders' equity      $148,945
                                                      ========

Net interest income                                                  $6,639
                                                                     ======
Net interest spread                                                                   3.96%
                                                                                      ====

Net interest income as percent of earning assets                                      4.68%
                                                                                      ====

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

                                                                            ANALYSIS OF VARIANCE IN NET INTEREST INCOME
                                                                                 DUE TO CHANGES IN VOLUME AND RATES
                                                                                       (dollars in thousands)

                                                                            1997/1996                         1996/1995
                                                                       Increase/(Decrease)                 Increase/(Decrease)
                                                                 -------------------------------     ------------------------------
                                                                 Average     Average       Net      Average     Average      Net
                                                                 Volume       Rate       Change      Volume      Rate       Change
                                                                 -------------------------------     ------------------------------
Interest-earning assets:
  Investment securities:
    Taxable                                                      $ 1,330     $   121     $ 1,451     $ 1,857    $   108     $ 1,965
    Non-taxable                                                       59          60         119          55        (85)        (30)
  Federal funds sold and short-term investments                        5          13          18          28        (43)        (15)
  Loans net of unearned                                            2,260        (132)      2,128       1,971       (122)      1,849
                                                                 -------     -------     -------     -------    -------     -------
      Total interest-earning assets                                3,654          62       3,716       3,911       (142)      3,769
                                                                 -------     -------     -------     -------    -------     -------



Interest-bearing liabilities:
  NOW accounts                                                       180          (6)        174          62        (22)         40
  Money Market accounts                                              311         105         416         104        (46)         58
  Savings accounts                                                   334          35         369         298          9         307
  Certificates of deposit                                            588           5         593       1,509        (57)      1,452
  Short-term borrowings                                               (1)          0          (1)          2       --             2
                                                                 -------     -------     -------     -------    -------     -------
     Total interest-bearing liabilities                            1,412         139       1,551       1,975       (116)      1,859
                                                                 -------     -------     -------     -------    -------     -------


     Change in net interest income                               $ 2,242     ($   77)    $ 2,165     $ 1,936    ($   26)    $ 1,910
                                                                 =======     =======     =======     =======    =======     =======

II.  Investment Portfolio
        (dollars in thousands)
                             INVESTMENT COMPOSITION

                                                       Book Value as of
                                                         December 31,

                                                1997         1996          1995
                                               -------      -------      -------
U.S. Treasury and                              $87,815      $64,658      $41,200
  U.S. Government agencies

State and political subdivisions                 6,618        3,931        1,460

Other Securities                                   385          285          610
                                               -------      -------      -------

  Total investment securities                  $94,818      $68,874      $43,270
                                               =======      =======      =======

                                                         Book Value as of December 31, 1997

                                                     Over             Over
                                     1 year       1 year to 5     5 years to 10      Over
Contractual maturities               or less         years            years        10 years        Total
--------------------------------     -------      -----------     -------------    --------        -----
U.S. Treasury and                    $ 1,680        $16,136          $16,859        $53,140        $87,815
  U.S. Government agencies

State and political subdivisions       5,288            281             --          $ 1,049          6,618

Other Securities                        --             --                110            275            385
                                     -------        -------          -------        -------        -------

  Total investment securities        $ 6,968        $16,417          $16,969        $54,464        $94,818
                                     =======        =======          =======        =======        =======

Weighted average yield on a
  tax-equivalent basis                  6.55%          6.50%            6.86%          6.76%          6.77%
                                     =======        =======          =======        =======        =======

     The aggregate book and market values of investment securities of a single issuer with an aggregate book value in excess of 10% of stockholders' equity at December 31, 1997 are as follows:

                                                       Book              Market
                                                       Value              Value
                                                      -------            -------
FHLMC                                                 $ 6,405            $ 6,481

FHLB                                                  $13,820            $13,807

FNMA                                                  $20,234            $20,346

GNMA                                                  $27,810            $27,937

SBA                                                   $17,866            $18,032

Raritan Township                                      $ 2,589            $ 2,589

III.  Loan Portfolio
       (dollars in thousands)

                                                          LOAN COMPOSITION

                                                                                             December 31,
                                                                  1997           1996           1995           1994           1993
                                                                --------------------------------------------------------------------
Domestic:
   Commercial                                                   $ 57,436       $ 55,676       $ 42,699       $ 27,901       $ 19,364
   Real estate - construction                                      7,836          7,951          5,020          6,301          5,204
   Real estate - mortgage                                         60,850         47,696         39,768         35,845         33,167
   Consumer                                                       31,809         27,145         26,101         23,564         17,109
                                                                --------       --------       --------       --------       --------
     Net of deferred loan fees and discounts                     157,931        138,468        113,588         93,611         74,844
     Less Allowance for loan losses                                1,838          1,592          1,325          1,077          1,058
                                                                --------       --------       --------       --------       --------
Net Loans                                                       $156,093       $136,876       $112,263       $ 92,534       $ 73,786
                                                                ========       ========       ========       ========       ========

THE MATURITIES OF COMMERCIAL AND REAL ESTATE - CONSTRUCTION LOANS

                                                                                           December 31, 1997
                                                                 -------------------------------------------------------------------
                                                                                Over                                        Maturity
                                                                 1 year       1 year to 5       Over           Grand         over
                                                                 or less        years          5 years         total        1 year
                                                                 -------      -----------      -------        -------       --------
Fixed Rate:
   Commercial                                                    $ 1,431        $15,364        $ 7,621        $24,416       $22,985
   Real estate - construction                                         --             --             --             --            --
                                                                 -------        -------        -------        -------       -------
                                                                   1,431         15,364          7,621         24,416        22,985

Variable Rate:
   Commercial                                                      5,746          5,117         22,157         33,020        27,274
   Real estate - construction                                      5,206          2,630           --            7,836         2,630
                                                                 -------        -------        -------        -------       -------
                                                                  10,952          7,747         22,157         40,856        29,904
                                                                 -------        -------        -------        -------       -------

     Grand Total                                                 $12,383        $23,111        $29,778        $65,272
                                                                 =======        =======        =======        =======

     Total of Maturities over 1 Year                                            $23,111        $29,778                      $52,889
                                                                                =======        =======                      =======


                                                          RISK ELEMENTS - NON PERFORMING LOANS

                                                                                                December 31,
                                                                   1997            1996            1995          1994          1993
                                                                  ------------------------------------------------------------------
Non-accrual loans                                                   $920           $454            $11           $637           $497
Accruing loans past due 90 days or more                              154            356             11             --             --
Troubled debt restructurings                                          --             --             --             --             --
                                                                  ------------------------------------------------------------------

                                                                  $1,074           $810            $22           $637           $497
                                                                  ==================================================================

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

The gross interest income which would have been recorded had loans classified as non-accrual continued to accrue interest at their contractual rates for the year ended December 31, 1997 was approximately $73,000.

IV.  Summary of Loan Loss Experience
         (dollars in thousands)

                                                                           ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                                      Years Ended December 31,

                                                                  1997           1996           1995           1994           1993
                                                                 ------         ------         ------         ------         ------
Balance at Beginning of Period                                   $1,592         $1,325         $1,077         $1,058         $  654
                                                                 ------         ------         ------         ------         ------

Charge-offs:
    Commercial                                                      393            227             52             75             26
    Real estate-construction                                         --             --             --             --             --
    Real estate-mortgage                                             --             --             15             --             --
    Consumer                                                        123             33             37             13             23
                                                                 ------         ------         ------         ------         ------

                                                                    516            260            104             88             49
                                                                 ------         ------         ------         ------         ------

Recoveries:
    Commercial                                                       12             10             --              1             --
    Real estate-construction                                         --             --             --             --             --
    Real estate-mortgage                                             --             --             --             --             --
    Consumer                                                          5              1              2              6              2
                                                                 ------         ------         ------         ------         ------

                                                                     17             11              2              7              2
                                                                 ------         ------         ------         ------         ------

Net charge-offs                                                     499            249            102             81             47
                                                                 ------         ------         ------         ------         ------

Additions charged to operations                                     745            516            350            100            451
                                                                 ------         ------         ------         ------         ------

Balance at end of period                                         $1,838         $1,592         $1,325         $1,077         $1,058
                                                                 ------         ------         ------         ------         ------

Ratio of net charge-offs during the period to
 average loans outstanding during the period                       0.34%          0.20%          0.10%          0.10%          0.07%
                                                                 ------         ------         ------         ------         ------

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

                                             ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                       (dollars in thousands)

                                       --------------------------------------------------------------------------------------------

                                       December 31, 1997   December 31, 1996  December 31, 1995 December 31, 1994  December 31, 1993
                                       --------------------------------------------------------------------------------------------
                                                Percent             Percent           Percent            Percent            Percent
                                                of loans            of loans          of loans           of loans           of loans
                                       Amount   in each    Amount   in each   Amount  in each   Amount   in each   Amount   in each
                                                category            category          category           category           category
                                                to total            to total          to total           to total           to total
Balance at end of period applicable to:         loans               loans             loans              loans              loans
                                       --------------------------------------------------------------------------------------------
  Commercial                           $  827    36.37%   $  762    40.55%   $  410    37.59%   $   63    29.81%   $  158    25.87%
  Real estate-construction                 78     4.96%       79     5.74%       50     4.42%       96     6.73%       56     6.95%
  Real estate-mortgage                    577    38.53%      406    34.45%      499    35.01%      306    38.29%      372    44.32%
  Consumer                                160    20.14%      155    19.26%      135    22.98%      104    25.17%      184    22.86%
  Unallocated                             196      N/A       190      N/A       231      N/A       508      N/A       288      N/A
                                       --------------------------------------------------------------------------------------------
Total                                  $1,838   100.00%   $1,592   100.00%   $1,325   100.00%   $1,077   100.00%   $1,058   100.00%
                                       ============================================================================================

V.   Deposits

                                               DEPOSIT COMPOSITION - AVERAGE BALANCES
                                                       (dollars in thousands)

                                                                              Years Ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                           Weighted                       Weighted                       Weighted
                                             Average        Average         Average        Average         Average        Average
                                             Balance      Interest Rate     Balance      Interest Rate     Balance     Interest Rate
                                              1997           1997            1996           1996            1995           1995
                                            --------      -------------    --------      -------------    --------     -------------
Demand                                      $ 37,947           --%         $ 26,100           --%         $ 17,352           --%

NOW accounts                                  18,476         2.33%           10,747         2.39%            8,232         2.64%

Money Market accounts                         28,452         3.60%           19,504         3.12%           16,259         3.38%

Savings accounts                              39,413         3.73%           30,436         3.61%           22,179         3.58%

Certificates of deposit                      111,414         5.56%          100,838         5.55%           73,687         5.63%
                                            --------                       --------                       --------

Total Deposits                              $235,702         3.87%         $187,625         4.03%         $137,709         4.15%
                                            ========                       ========                       ========


At December 31, 1997 the Corporation had outstanding Certificates of Deposit in amounts of $100,000 or greater maturing as follows:

                             (dollars in thousands)
                                                           Non
         Periods                          Negotiable    Negotiable         Total
--------------------------------------------------------------------------------

Within 3 months                              $ 5,614       $ 4,851       $10,465
Over 3 months to 6 months                      3,976         3,444         7,420
Over 6 months to 12 months                       605         7,243         7,848
Over 12 months                                   100         3,496         3,596
                                                                         -------

                                                                         $29,329
                                                                         =======

In the total of $29,329,000, $10,295,000 are "negotiable" as to their rate and maturity. The remaining $19,034,000 are under the same terms and conditions as any other accounts in the category.

The Bank has no deposits in foreign banking offices and, to the best of management's knowledge, has no material deposits in domestic offices by foreign depositors.

ITEM 2 -- PROPERTIES.

The Corporation operates out of its main office location at One Royal Road, within Raritan Township, New Jersey and six branch locations in Hunterdon and Somerset counties. An additional branch is planned for 1998 opening in Somerville, New Jersey. Application for the proposed branch has been reviewed and approved by the F.D.I.C. and the New Jersey State Department of Banking and Insurance.

Consistent with the Corporation's philosophy to minimize commitments to fixed (non-earning) assets that may also impede future flexibility as size and business emphasis may change, all properties are leased. Leases expire at various dates through 2007 but contain certain renewal options. In addition to rent payments, the Corporation is obligated to pay real estate taxes, utilities, casualty insurance and expenses of maintaining the leased premises.

Please also refer to Note 6, on page 15, and Note 10, on page 18, of the Corporation's 1997 Annual Report which are incorporated herein by reference.

ITEM 3 -- LEGAL PROCEEDINGS.

Please see Note 10 - "Contingencies", on page 19 of the Corporation's 1997 Annual Report which is incorporated herein by reference.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year on which this report is being made.

                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Please refer to Note 11, on page 19, and to page 25 of the Corporation's 1997 Annual Report which are incorporated herein by reference. Further information is also provided in the table on page 14 of this Form 10-K.

ITEM 6 -- SELECTED FINANCIAL DATA.

The following selected consolidated financial data of the Corporation and its subsidiaries as of and for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 was derived from the audited consolidated financial statements of the Corporation and its subsidiaries. Such selected consolidated financial data for each of the years in the three year period ended December 31, 1997 should be read in conjunction with the Corporation's consolidated financial statements and related notes on pages 7 - 23 of the Corporation's 1997 Annual Report which are incorporated herein by reference. All per share amounts have been adjusted to reflect the six-for-five stock split effective on April 18, 1997, the five-for-four stock split effective on April 19, 1996 and the 10% stock dividend effective on March 31, 1995.

SELECTED FINANCIAL DATA

                                                                        (dollars in thousands, except per share data)

Years Ended December 31,                                    1997             1996            1995            1994            1993
====================================================================================================================================
Summary of Income

  Interest income                                           $19,722         $16,039         $12,254          $8,189          $6,655
  Interest expense                                            9,119           7,568           5,709           3,327           2,706
                                                          --------------------------------------------------------------------------
  Net interest income                                        10,603           8,471           6,545           4,862           3,949
  Provision for loan losses                                     745             516             350             100             451
                                                          --------------------------------------------------------------------------
  Income from earning assets                                  9,858           7,955           6,195           4,762           3,498
  Other income                                                2,500           1,536             700             563             525
  Other expense                                               8,457           6,222           4,898           4,124           3,276
                                                          --------------------------------------------------------------------------
  Income before income tax expense                            3,901           3,269           1,997           1,201             747
  Provision for income taxes                                  1,197           1,226             825             491             287
  Cumulative effect of accounting change                         --              --              --              --              63
                                                          --------------------------------------------------------------------------
  Net income                                                 $2,704          $2,043          $1,172            $710            $523
====================================================================================================================================

Balance Sheet Data

  Investments                                               $94,818         $68,874         $43,270         $22,541         $22,733
  Total loans, net                                          156,093         136,876         112,263          92,534          73,786
  Total assets                                              283,587         229,517         176,382         132,572         109,636
  Total deposits                                            263,156         212,596         163,517         122,439         100,112
  Stockholders' equity                                      $18,889         $15,710         $12,058          $9,505          $8,951
====================================================================================================================================

Cash Dividends Declared

  Common stock cash dividends                                $1,016            $620            $229            $118             $65
  Preferred stock cash dividends                                 --              --              73              45              40
                                                          --------------------------------------------------------------------------
  Total cash dividends declared                              $1,016            $620            $302            $163            $105
  Cash dividends to net income                                   38%             30%             26%             23%             20%
====================================================================================================================================

Cash Dividends Per Common Share

  Cash dividends declared                                     $0.33           $0.21           $0.08           $0.05           $0.03
====================================================================================================================================

Earnings Per Common Share

  Basic                                                       $0.83           $0.66           $0.41           $0.26           $0.19
  Diluted                                                     $0.78           $0.63           $0.40           $0.26           $0.19
====================================================================================================================================

Weighted Average Common Shares Outstanding

  Basic                                                   3,242,536       3,073,968       2,651,311       2,589,123       2,487,158
  Diluted                                                 3,478,449       3,241,523       2,751,793       2,589,123       2,487,158
====================================================================================================================================

Operating Ratios

  Return on average assets                                     1.06%           1.01%           0.79%           0.61%           0.55%
  Return on average equity                                    15.60%          14.75%          11.27%           7.72%           6.13%
====================================================================================================================================

Book Value Per Common Share

  Book value (at year end)                                    $5.71           $4.92           $4.08           $3.32           $3.11
====================================================================================================================================

Non-Financial Information

  Record owners of common stock                                 762             672             501             496             516
  Full-time equivalent employees                                 87              65              51              45              35
====================================================================================================================================

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For a comprehensive understanding of the Corporation's financial condition and performance, the following discussion should be considered within the context of the Consolidated Financial Statements and accompanying notes on pages 7 - 25 of the Corporation's 1997 Annual Report which are incorporated herein by reference.

1997 compared with 1996

                               Financial Condition

As of December 31, 1997 total assets had grown by $54.1 Million, or 23.6%, to $283.6 Million as compared to $229.5 Million at December 31, 1996. This growth was funded primarily from deposits (mainly "core" demand and time accounts) which increased by $50.6 Million or 23.8% to $263.2 Million at December 31, 1997 from $212.6 Million at December 31, 1996. Branch openings in the western portion of Clinton Township in August 1997, in the eastern portion of Clinton Township in May 1996, and the opening of free standing and supermarket branches located in the "Prestige Plaza" shopping center containing an Edwards Food Store in Raritan Township in May of 1997 contributed to this growth as did several CD promotions.

Total stockholders' equity increased by $3.2 Million, or 20.4%, to $18.9 Million at December 31, 1997 from $15.7 Million at December 31, 1996 primarily as a result of earnings, and dividends reinvested and optional cash purchases made by shareholders in accordance with the Corporation's Dividend Reinvestment and Common Stock Purchase Plan (the Plan). Under the provisions of the Plan, shareholders may reinvest dividends free from brokers' commissions and may make optional cash purchases of Corporation common stock to a maximum of $5 Thousand per quarter at a 5% discount from market price. The increase in stockholders' equity was achieved despite cash dividends paid totaling $1.0 Million, or $.31 per weighted average share outstanding in 1997, up from $.6 Million, or $.20 per weighted average share outstanding in 1996. The Corporation has paid consecutive quarterly cash dividends since March 31, 1995 and increased the dividend rate to $.075 per share from $.05 per share in March 1997.

Within the asset composition, the above growth was primarily utilized to fund increases in the loan and investment portfolios. For the year ended December 31, 1997 total outstanding loans, including loans available for sale, rose by $19.4 Million, or 14.0%, to $157.9 Million from $138.5 Million at December 31, 1996, despite the sale of $36.9 Million in Small Business Administration (SBA) loans, residential mortgage loans and participations of loans to other financial institutions in 1997.

Loan growth took place primarily in the commercial loan and commercial mortgage categories, where December 31, 1997 balances showed increases of approximately $14.3 Million over December 31, 1996. Much of this commercial loan growth is attributable to the Bank's increased efforts in meeting the demand for tax exempt loans in our developing market area of Hunterdon and Somerset counties. Growth in residential mortgages, second mortgages and home equity loans contributed another $5.0 Million to the increase in the loan portfolio at

December 31, 1997 as the Bank's Mortgage Division has matured and the Bank has added new equity loan products to satisfy its customers' requirements.

Loans held for sale totaled $16.3 Million at December 31, 1997 compared with $15.0 Million at December 31, 1996. The loans held for sale category is comprised primarily of SBA loans which provide attractive yields as well as a ready source of liquidity and potential gains on sales. Recognized as the leading SBA lender in New Jersey in 1996 and 1995, the Bank carries the designation of "Preferred Lender" in New York and Pennsylvania as well as New Jersey, where it remains among the State's top lenders. Preferred Lender status enables the Bank to streamline the SBA loan application and approval process for qualified borrowers.

Investment securities (all classified as held to maturity) increased by $25.9 Million, or 37.6%, to $94.8 Million at December 31, 1997 from $68.9 Million at December 31, 1996. This growth was primarily due to the purchase of securities issued by the United States government and its agencies, including mortgage-backed securities, notes and SBA guaranteed loan pool certificates.

At December 31, 1997, other assets totaled $5.6 Million, up $4.4 Million from the December 31, 1996 balance of $1.2 Million. This increase is primarily attributable to investments in corporate owned life insurance made in February, 1997 and subsequent increases in cash surrender value which contributed to the Corporation's net income.

For the year ended December 31, 1997, the allowance for loan losses increased by $246.1 Thousand as a result of provisions totaling $744.5 Thousand, less net charge-offs of $498.4 Thousand. The allowance amounted to 1.16% of total outstanding loans as of December 31, 1997 as compared to 1.15% of loans as of December 31, 1996.

Non-performing loans consist of loans on which the accrual of interest has been discontinued, or loans on which interest is still being accrued but that are contractually past due 90 days or more as to interest or principal payments. Non-performing loans totaled $1.1 Million at December 31, 1997 compared with $810 Thousand at December 31, 1996. Non-accrual loans (also classified as impaired loans) totaled $920 Thousand (.58% of total loans) as of December 31, 1997 as compared to $454 Thousand (.33% of total loans) as of December 31, 1996. Of the $920 Thousand in non-accrual loans at December 31, 1997, $160 Thousand is fully guaranteed by the SBA.

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

At December 31, 1997, the Corporation's and the Bank's core (Tier-1) risk-based capital ratios were 10.78% and 9.85%, respectively, versus 11.69% and 10.89% as of December 31, 1996. These ratios compare favorably to a minimum of 4% as required by the FRB and the FDIC.

At December 31, 1997, the  Corporation's  and the Bank's total (Tier-1 plus Tier
2) risk-based capital ratios were 11.83% and 10.91%, respectively, versus 12.87% and 12.08% as of December 31, 1996. These ratios also compare favorably to a minimum of 8% as required by the FRB and the FDIC.

The FRB and the FDIC have supplemented the risk-based capital guidelines with an additional capital ratio referred to as the leverage ratio or core capital ratio. The regulations require a financial institution to maintain a minimum leverage ratio of 4% to 5%, depending upon the condition of the institution.

At December 31, 1997, the Corporation's and the Bank's leverage ratios were 6.75% and 6.26%, respectively, versus 7.01% and 6.55% as of December 31, 1996. Again, these ratios compare favorably with existing guidelines established by the FRB and the FDIC.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are subject to qualitative judgments by the regulatory authorities about capital components, risk weightings and other factors.

Management believes that, as of December 31, 1997, the Corporation and the Bank meet all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification characterized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's classification.

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

Thus far, virtually all funding needs have been met via the acquisition of deposits, and not through other sources such as borrowings or securities sold under repurchase agreements. In addition, the total of all liquid assets (e.g. Federal funds, short term investments, assets available for sale) as measured against what may be considered volatile liabilities (i.e. short term $100,000 certificates of deposit) produced liquidity ratios of 390% and 401% at December 31, 1997 and December 31, 1996, respectively. Both ratios were considered by management to be satisfactory.

Market Risk - Interest Rate Sensitivity

Market risk is the risk of loss from adverse changes in market prices and rates. The Corporation's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. The Corporation's profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Corporation's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. Management and the Bank's Board of Directors actively monitor and manage the Corporation's interest rate risk exposure by comparing each month's results with policies that are reviewed and updated on at least an annual basis.

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

Gap analysis measures the difference between interest sensitive assets and interest sensitive liabilities in a number of time frames. At any given point in time, the Corporation may be in an asset-sensitive position, meaning its interest-sensitive assets exceed its interest-sensitive liabilities; or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets.The following table shows the Corporation's interest rate gap position at December 31, 1997:

                   Interest Rate Gaps as of December 31, 1997
                             (dollars in thousands)

                                                                           Rate Sensitive
                                                   --------------------------------------------------------
                                                    1 to 90    91 to 180  181 to 365   1 to 5       Beyond     Not Rate
                                                     Days        Days        Days       Years       5 Years    Sensitive      Total
                                                    -------    ---------  ----------   ------       -------    --------     --------
Assets:

  Federal funds sold and short-term investments     $11,313    $    --     $    --     $     --     $    --     $    --      $11,313
  Securities                                         35,021      8,155       9,666       24,848      17,128          --       94,818
  Loans held for sale                                16,284         --          --           --          --          --       16,284
  Loans                                              36,644      1,677       4,181       78,871      20,274          --      141,647
  Other assets, net                                      --         --          --           --          --      19,525       19,525
                                                   ---------------------------------------------------------------------------------
    Total assets                                    $99,262     $9,832     $13,847     $103,719     $37,402     $19,525     $283,587
                                                   ---------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

  Interest-bearing deposits                         114,797     26,602      35,524       38,607          31          --      215,561
  Noninterest-bearing deposits                           --         --          --           --          --      47,595       47,595
  Other liabilities                                      --         --          --           --          --       1,542        1,542
  Stockholders' equity                                   --         --          --           --          --      18,889       18,889
                                                   ---------------------------------------------------------------------------------
    Total liabilities and stockholders' equity     $114,797    $26,602     $35,524      $38,607         $31     $68,026     $283,587
                                                   ---------------------------------------------------------------------------------

Interest rate sensitivity gap                       (15,535)   (16,770)    (21,677)      65,112      37,371     (48,501)
                                                   ---------------------------------------------------------------------------------

Cumulative interest rate sensitivity gap           ($15,535)  ($32,305)   ($53,982)     $11,130     $48,501
                                                   ---------------------------------------------------------------------------------

As of December 31, 1997 there was a cumulative twelve month gap of a negative $54.0 Million as compared to a negative $30.6 Million gap as of December 31, 1996. From this static gap viewpoint, a negative gap may be expected to cause reductions in net interest income in a rising rate environment and enhance net interest income in a declining rate environment. However, the repricing of liabilities can be, and often are, "lagged" behind earning asset rate increases, or exaggerated when rates decrease, in order to offset the gap's effects. In addition, rate sensitive assets may reprice at different frequencies than rate sensitive liabilities within the twelve month time frame, further offsetting the gap's effects.

As alluded to earlier, it is precisely these "dynamics" that are better addressed by income simulation, and whose complexities make income simulation the more meaningful method of measuring interest rate risk. The following table shows the Corporation's estimated earnings sensitivity for the year ended December 31, 1998. All market risk sensitive instruments considered in the following table are held to maturity or available for sale. The Corporation has no trading securities. Computation of prospective effects of hypothetical interest rate changes in the following table are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in in interest rates.

Income Simulation Analysis for the Twelve Months Ended December 31, 1998 (dollars in thousands)

Change in                             Projected                      Dollar Change in               Percentage Change in
Interest Rates                        Net Interest Income            Net Interest Income            Net Interest Income
--------------                        -------------------            -------------------            -------------------
300 basis point rise                  $14,483                        $ 1,320                         10.03%
200 basis point rise                   14,020                            858                          6.52%
100 basis point rise                   13,605                            442                          3.36%
Base scenario                          13,163                             --                            --
100 basis point decline                12,719                           (444)                        (3.37%)
200 basis point decline                12,116                         (1,047)                        (7.95%)
300 basis point decline                11,491                         (1,672)                       (12.70%)

As of December 31, 1997 income simulation analysis for the next twelve months projects a moderate dollar increase in net interest income in the event of an increasing interest rate environment, and a slightly larger, yet acceptable, dollar decrease in net interest income given a declining interest rate environment.

                              Results of Operations

Net income for the year ended December 31, 1997 amounted to $2.7 Million compared to $2.0 Million for the year ended December 31, 1996. Related diluted earnings-per-common-share data were: $.78 per share for 1997 versus $.63 per share for 1996. These figures reflect the six-for-five stock split distributed in April, 1997, and the five-for-four stock split distributed in April, 1996. The return on average assets was 1.06% for 1997 as compared to 1.01% for 1996. The return on average stockholders' equity was 15.60% for 1997 as compared to 14.75% for 1996.

Net Interest Income

Net interest income increased by $2.1 Million, or 25%, to $10.6 Million in 1997 from $8.5 Million in 1996. This increase was primarily due to an increase in earning asset volume. In addition, average non-interest bearing demand deposits rose by $11.8 Million during 1997 and accounted for 16.1% of average total deposits in 1997 compared with 13.9% of average total deposits in 1996. As a result, the overall weighted average interest rate paid on deposits declined to 3.87% in 1997 from 4.03% in 1996. The net interest margin on a taxable equivalent basis was 4.48% for the year ended December 31, 1997, up from 4.42% for the year ended December 31, 1996. This increase is attributable to a slightly reduced overall rate paid on interest bearing liabilities as higher costing time deposits declined to 56.3% of average interest bearing liabilities for the year ended December 31, 1997 compared with 62.4% a year ago. This funding has been replaced by less costly NOW and Money Market accounts which represented 23.7% of average interest bearing liabilities for the year ended December 31, 1997, up from 18.7% in 1996.

Non-Interest Income

Non-interest income for 1997 increased by $1.0 Million or 63% over 1996, to $2.5 Million from $1.5 Million. Net gains from the sales of loans (primarily SBA loans) amounted to $1.8 Million during 1997 compared with $1.2 Million in 1996. The increase in gains on loan sales was mainly attributable to a higher volume of loans sold. The Corporation's residential mortgage division accounted for $254 Thousand in gains on loan sales in 1997 versus $117 Thousand in gains in 1996.

Selling the guaranteed portions of SBA loans is a normal and recurring component of the Corporation's operations, and the Bank's "Preferred SBA Lender" status has allowed a buildup of SBA loans for future retention or sale. Management believes that gains from SBA loan sales can continue as an important component in the Corporation's future profits. However, management is also cognizant of the fact that changes may occur in the government program or competition may impact future growth, and therefore continues to focus on net interest margin as the key element in future profit plans. Accordingly, management expects the production of direct loans, including the ongoing origination and sale of residential mortgage loans, to reduce reliance on sales of SBA loans and help maintain a satisfactory net interest margin.

Also contributing to the increase in non-interest income were increases in service charges on deposit accounts, primarily attributable to increased volume of business accounts and related service offerings. These service charges totaled $0.4 Million for the year ended December 31, 1997 compared with $0.3 Million for the year ended December 31, 1996.

Other non-interest income increased to $0.4 Million for the year ended December 31, 1997, up from $0.1 Million for the year ended December 31, 1996. This increase is primarily attributable to increases in the cash surrender value of corporate owned life insurance policies purchased in the first quarter of 1997.

Non-Interest Expense

Total non-interest expense rose by $2.3 Million, or 36%, to $8.5 Million from $6.2 Million in 1996. Most of the increase is attributable to the addition of personnel and other costs related to the Corporation's continued growth including additional branching.

For the year ended December 31, 1997, salaries and benefits totaled $3.9 Million as compared to $3.1 Million for the year ended December 31, 1996 and accounted for $0.8 Million of the increase in non-interest expense. Twenty-two full-time equivalent employees were added during the year in order to staff the three branch locations opened in 1997 and to better service the Corporation's growing customer base.

For the year ended December 31, 1997, occupancy related expense totaled $1.8 Million as compared to $1.3 Million for the year ended December 31, 1996, thereby accounting for $0.5 Million of the increase in non-interest expense. This increase is primarily due to the opening of a branch in western Clinton Township and free-standing and in-store branches in the new "Prestige Plaza" shopping center on Route 31 in Clinton Township.

Data processing costs contributed another $0.1 Million to the increase in non-interest expense for the year ended December 31, 1997 compared with the year ended December 31, 1996, primarily as a result of increased volume.

Advertising and business development costs increased by $0.1 Million in 1997 over 1996 as the Corporation continues to expand marketing efforts in Hunterdon and Somerset counties and surrounding environs.

Director compensation grew by $0.1 Million for the year ended December 31, 1997 compared with the year ended December 31, 1996, primarily as a result of the adoption of a non-tax qualified retirement plan for outside directors in February, 1997.

Additional increases in total non-interest expense in 1997 were attributable to increases in consulting, legal and other professional fees which grew by $178 Thousand, increases in postage and telecommunications costs of $81 Thousand, increases in printing, stationery and supplies expense of $46 Thousand, and increases in loan operations charges of $40 Thousand. The foregoing increases are all attributable to growth in the Corporation's asset size and customer base. In addition, contributions increased by $31 Thousand in 1997 compared to 1996, primarily as a result of the Corporation's $25 Thousand gift to Hunterdon Medical Center toward the development of a cancer center and other improvements.

The "efficiency ratio" (non-interest expense divided by the sum of taxable equivalent net interest income and non-interest income) provides an indication of control over non-interest expense combined with a measure of the ability to generate non-interest income. The Corporation's efficiency ratio increased slightly to 64% for the year ended December 31, 1997 from 62% for the year ended December 31, 1996. More strictly directed at non-interest expense control, the "overhead ratio" (non-interest expense divided by average assets) grew to 3.33% for the year ended December 31, 1997 from 3.07% for the year 1996. These increases are largely attributable to fixed costs due to the branch expansion discussed above. Though acceptable even at current levels, management believes these ratios will improve as economies of scale are realized and increased revenues resulting from growth offset the fixed costs associated with branch openings.

Provisions for Loan Losses

In 1997, the provision for loan losses increased by $229 Thousand to $745 Thousand from $516 Thousand in 1996. The increase was necessary to maintain the allowance for loan losses at targeted levels in light of continued loan growth. As discussed previously, the Corporation's non-accrual loans at December 31, 1997 and December 31, 1996 were .58% and .33% of total loans, respectively.

Income Tax Expense

Provisions for income tax totaled $1.2 Million in 1997 and 1996. The Corporation's effective tax rate declined to 30.7% for the year ended December 31, 1997 from 37.5% for the year ended December 31, 1996. This decrease was primarily attributable to an increase in tax exempt income associated with municipal lending and an investment in corporate owned life insurance; and the formation in the third quarter of 1996 of PSB Investment Management, Inc., a wholly-owned subsidiary of the Bank, which manages a portfolio of investment securities for its own account. The earnings of PSB Investment Management, Inc. are taxed by the State of New Jersey at a rate of 2.25% as opposed to the 9.0% state income tax rate to which the Bank and Corporation are subject.

Impact of Year 2000

The Corporation is conducting a comprehensive review of its computer systems and third party vendors to identify the processes that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Corporation is devoting the necessary internal and external resources in the development of an implementation plan to address Year 2000. Management anticipates that all Year 2000 initiatives and testing will be completed in a timely manner and will meet all regulatory milestones. Related expenditures in future years are not expected to have a material impact on the Corporation.

1996 compared with 1995

                              Results of Operations

Net income for the year ended December 31, 1996 amounted to $2.0 Million compared to $1.2 Million for the year ended December 31, 1995. Related diluted earnings-per-common-share data were: $.63 per share for 1996 versus $.40 per share for 1995. These figures reflect the six-for-five stock split distributed in April, 1997, the five-for-four stock split distributed in April, 1996 and a 10% stock dividend issued in March of 1995. The return on average assets was 1.01% for 1996 as compared to .79% for 1995. The return on average stockholders' equity was 14.75% for 1996 as compared to 11.27% for 1995.

Net Interest Income

Net interest income increased by $2.0 Million, or 31%, to $8.5 Million in 1996 from $6.5 Million in 1995. This increase was primarily due to an increase in earning asset volume while interest rates paid on supporting deposit liabilities declined. In addition, average non-interest bearing demand deposits rose by $8.7 Million during 1996 and accounted for 13.9% of average total deposits in 1996 compared with 12.6% of average total deposits in 1995. As a result, the overall weighted average interest rate paid on deposits declined to 4.03% in 1996 from 4.15% in 1995. The net interest margin on a taxable equivalent basis was 4.42% for the year ended December 31, 1996, down from 4.68% for the year ended December 31, 1995. This decrease was attributable to reduced yields on earning assets as higher rate loans and investments matured or repriced at lower rates.

Non-Interest Income

Non-interest income for 1996 increased by $836 Thousand or 119% over 1995, to $1.5 Million from $700 Thousand. Gains from the sales of loans (primarily SBA loans) amounted to $1.2 Million during 1996 compared with $572 Thousand in 1995. The increase in gains on loan sales was mainly attributable to a higher volume of loans sold.

In addition to SBA loan sales, the Corporation's residential mortgage division, established in 1996, accounted for $117 Thousand in gains on loan sales in 1996 versus no gains in 1995.

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

For the year ended December 31, 1996, salaries and benefits totaled $3.1 Million as compared to $2.3 Million for the year ended December 31, 1995 and accounted for $.8 Million of the increase in non-interest expense. Fourteen full-time equivalent employees were added during 1996 in order to staff the Clinton
Township branch which opened in May, 1996 and to better service the Corporation's growing customer base.

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

Advertising and business development costs increased by $.1 Million in 1996 over 1995 as the Corporation continued to expand its presence in Hunterdon and Somerset counties and surrounding environs.

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

The Corporation's efficiency ratio improved to 62% for the year ended December 31, 1996 from 67% for the year ended December 31, 1995. The overhead ratio improved to 3.07% for the year ended December 31, 1996 from 3.30% for the year 1995.

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

Income Tax Expense

Provisions for income tax totaled $1.2 Million in 1996, up from $825 Thousand in 1995 as a result of the Corporation's increased taxable earnings. The Corporation's effective tax rate declined to 37.5% for the year ended December 31, 1996 from 41.3% for the year ended December 31, 1995. This decrease was primarily attributable to the formation in the third quarter of 1996 of PSB Investment Management, Inc., a wholly-owned subsidiary of the Bank.

ITEM 7a -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Please refer to the information contained under "Market Risk - Interest Rate Sensitivity" beginning on page 18 of this Form 10-K.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please refer to pages 7 through 25 of the Corporation's 1997 Annual Report which are incorporated herein by reference.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Please refer to the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Commission prior to April 30, 1998, which is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION.

Please refer to the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Commission prior to April 30, 1998, which is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Please refer to the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Commission prior to April 30, 1998, which is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Please refer to the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Commission prior to April 30, 1998, which is incorporated herein by reference.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following financial statements and schedules are filed as part of this Form 10-K :

1 --  Financial Statements included in the 1997 Annual        Page Number in the
      Report and incorporated by reference:                   1997 Annual Report
      --------------------------------------------------------------------------

Consolidated Statements of Financial Condition
   as of December 31, 1997 and 1996                                       7

Consolidated Statements of Income for the
   Years Ended December 31, 1997, 1996, and 1995                          8

Consolidated Statements of Changes in Stockholders' Equity
   for the Years Ended December 31, 1997, 1996, and 1995                  9

Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1997, 1996, and 1995                          10

Notes to Consolidated
   Financial Statements                                                   11

Independent Auditors' Report                                              23

     With the exception of pages 7 through 25, the Corporation's 1997 Annual Report is not deemed to be filed as part of this Form 10-K.

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

3 -- Exhibits.

Exhibit
Number                        Document
--------------------------------------------------------------------------------

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

10.3 1994 Stock Option Plan for Senior Management. (2)

10.4 1994 Stock Option Plan for Outside Directors. (5)

10.5 1994 Recognition and Retention Plan for Founding Outside Directors. (2)

10.6 Form of Employment Agreement between (i) Arnold F. Horvath and the Corporation and (ii) Robert J. Jablonski and the Corporation. (3)

10.7 Form of Addendum to Executive Employment Agreement between (i) Arnold F. Horvath and the Corporation and (ii) Robert J. Jablonski and the Corporation entered into effective as of August 16, 1995. (4)

10.8 Form of Second Addendum to Executive Employment Agreement between (i) Arnold F. Horvath and the Corporation and (ii) Robert J. Jablonski and the Corporation entered into effective as of January 1, 1998.

10.9 Executive Supplemental Retirement Income Agreement. (6)

10.10 Directors Retirement Plan. (6)

13 Pages 7 to 25 of the Corporation's 1997 Annual Report to Shareholders which are incorporated by reference herein.

21 Subsidiaries of the Corporation: Prestige State Bank, a New Jersey corporation, and the Bank's wholly owned subsidiary PSB Investment Management, Inc., a New Jersey corporation, and PFC Financial Services, Inc., a New Jersey corporation.

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

     (6) Previously filed with the Corporation's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the fourth quarter of 1997.

Signatures
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRESTIGE FINANCIAL CORP.
                                                  (Registrant)

                                        By:  /s/ Robert J. Jablonski
                                             -----------------------------------
                                             Robert J. Jablonski
                                             Chief Executive Officer,
                                             Treasurer/Principal
                                             Financial Officer/Principal
                                             Accounting Officer
                                             Date: March 27, 1998
                                                  ------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/s/ Robert J. Jablonski                            /s/ Arnold F. Horvath
-----------------------------                      -----------------------------
Robert J. Jablonski                                Arnold F. Horvath
Chief Executive Officer,                           President, Director
Treasurer/Principal                                Date: March 27, 1998
Financial Officer/Principal                              -----------------------
Accounting Officer, Director
Date: March 27, 1998
      -----------------------

/s/ Roland D. Boehm, Sr.                           /s/ James W. MacDonald
-----------------------------                      -----------------------------
Roland D. Boehm, Sr.                               James W. MacDonald
Vice Chairman                                      Director
Date: March 27, 1998                               Date: March 27, 1998
      -----------------------                            -----------------------

/s/ Louis R. DeFalco                               /s / Gerald A. Lustig
-----------------------------                      -----------------------------
Louis R. DeFalco                                   Gerald A. Lustig
Chairman                                           Director
Date: March 27, 1998                               Date: March 27, 1998
      -----------------------                            -----------------------

/s/ Arthur Stryker, Jr.
-----------------------------
Arthur Stryker, Jr.
Director
Date: March 27, 1998
      -----------------------