Form 10-Q
period 1998-03-31
PRESTIGE FINANCIAL CORP
filed 1998-05-14
CIK 899163

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1998      Commission File Number  0-22186

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes   X    No

The number of shares outstanding of the Registrant's common stock, being the only class of capital stock outstanding, was as follows as of May 1, 1998:

Common Stock (par value $.01)                      4,205,389   Shares

Table of Contents                                                    Page


Part I.   Financial information

Item 1.   Financial statements

          Consolidated Statements of Financial Condition as
          of March 31, 1998, December 31, 1997 and
          March 31, 1997                                              3

          Consolidated Statements of Income for the Three Months
          Ended March 31, 1998 and 1997                               4

          Consolidated Statements of Changes in Stockholders'
          Equity for the Three Months Ended March 31,
          1998 and 1997                                               5

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1998 and 1997                        6

          Notes to Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        10

Item  3.  Quantitative and Qualitative Disclosures About Market Risk 17

Part II.  Other information

Item 6.   Exhibits and reports on Form 8-K                           17

Signatures                                                           18

Item 1.  Financial Statements

Prestige Financial Corp. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands)
                                         03/31/98      12/31/97      03/31/97
ASSETS:

  Cash and due from banks                  $10,654         $10,297     $7,464
  Federal funds sold and short-
   term investments                         11,911          11,313      4,230

    Total cash and cash equivalents         22,565          21,610     11,694
  Loans held for sale, net                  13,521          16,284     15,241
  Investment securities available
   for sale, net:
    Taxable                                  2,080               -          -

  Investment securities held to
   maturity, net:
    Taxable                                 90,857          89,249     71,859
     (Market value $91,382,
     $89,804, and $71,053
     respectively)
    Exempt from Federal income tax           5,184           5,569      4,794
     (Market value $5,175,
     $5,556 and $4,798 respectively)

  Loans, net                               149,679         141,647    125,503

  ...Less allowance for loan losses          1,852           1,838      1,598

  Net loans                                147,827         139,809    123,905

  Premises and equipment, net                3,402           3,428      2,717
  Accrued interest receivable                1,875           2,009      1,564
  Other assets                               5,423           5,629      5,039

  TOTAL ASSETS                            $292,734        $283,587   $236,813


LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
  Deposits:
    Non-interest bearing                    45,384          47,595     32,565
    Interest bearing                       225,457         215,561    186,168

  Total deposits                           270,841         263,156    218,733

  Accrued interest payable                     490             426        315
  Accrued expenses and
    other liabilities                        1,262           1,116      1,174
  TOTAL LIABILITIES                        272,593         264,698    220,222


STOCKHOLDERS' EQUITY

  Common stock, par value $.01;
    5,000,000 shares authorized;
    3,363,733, 3,308,624 and
    2,690,331 shares issued and
    outstanding at March 31, 1998,
    December 31, 1997 and March 31,
    respectively                                34              33         27
  Paid in capital                           15,763          15,071     13,961
  Retained earnings                          4,347           3,785      2,603
  Accumulated Other Comprehensive Income       (3)               -          -

  TOTAL STOCKHOLDERS' EQUITY                20,141          18,889     16,591

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $292,734        $283,587   $236,813

See accompanying notes to Consolidated Financial Statements


Prestige Financial Corp. and Subsidiaries
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                        Three Months Ended
                                                            March  31,
                                                          1998       1997

Interest income:
  Loans                                                   $3,723     $3,266
  Federal funds sold and short-term                          117        114
investments
  Investment Securities:
    Taxable                                                1,381      1,065
    Exempt from Federal income tax                            50         43
  TOTAL INTEREST INCOME                                    5,271      4,488

Interest expense:
  Deposits                                                 2,524      2,069
  TOTAL INTEREST EXPENSE                                   2,524      2,069

  Net interest income                                      2,747      2,419

Provision for loan losses                                    113         90
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                2,634      2,329

Non-interest income:
  Service charges on deposit accounts                        110         86
  Gain on sale of loans                                      416        438
  Increase in cash surrender value
   of corporate owned life insurance                          81         15
  Other income                                               103         19
  TOTAL NON-INTEREST INCOME                                  710        558

Non-interest expense:
  Salaries and employee benefits                           1,087        917
  Net occupancy expense                                      446        354
  Data processing                                             93         89
  Advertising/business development                            39         71
  Directors fees                                              93         56
  Other expenses                                             394        301
  TOTAL NON-INTEREST EXPENSE                               2,152      1,788

Income before provision for income taxes                   1,192      1,099
Provision for income taxes                                   364        398
NET INCOME                                                  $828       $701
Net income per common share:
  Basic                                                    $0.20      $0.18
  Diluted                                                  $0.19      $0.16

Weighted average shares outstanding
- basic                                                4,149,655  4,001,355

Weighted average shares outstanding
- diluted                                              4,459,540  4,249,731

See accompanying notes to Consolidated Financial Statements

Prestige Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 1998 and 1997 (Unaudited)
(Dollars in thousands)


                                                                                   Accumulated
                              Number of                                             Other          Total
                               Common        Common       Paid-In      Retained    Comprehensive   Stockholders'
                               Shares        Stock        Capital      Earnings       Income       Equity

Balance, December 31, 1996    2,661,331         27        13,581         2,102             -        15,710

Common stock grants               9,348          -            59             -             -            59

Dividend reinvestment
and common stock purchase plan   18,571          -           300             -             -           300

Common stock issued
under 401(k) plan                 1,433          -            21             -             -            21

Common stock cash dividend            -          -             -          (200)            -          (200)


Net income                            -          -             -           701             -           701

Balance, March 31, 1997       2,690,683        $27       $13,961        $2,603             -       $16,591


Balance, December 31, 1977    3,308,624         33        15,071         3,785             -        18,889


Exercise of options               7,957          -            63             -             -            63

Common stock grants              11,216          -            59             -             -            59

Dividend reinvestment
and common stock purchase plan   33,714          1           534             -             -           535

Common stock issued
under 401(k) plan                 2,222          -            36             -             -            36

Common stock cash dividend            -          -             -          (266)            -          (266)

Unrealized Loss on Investment
Securities Available for Sale         -          -             -             -            (3)           (3)

Net income                            -          -             -           828             -           828

Balance, March 31, 1998       3,363,733        $34       $15,763        $4,347           ($3)      $20,141

See accompanying notes to consolidated financial statements.

Prestige Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flow
Three Months Ended March 31, 1998 and 1997 (Unaudited)
(Dollars in thousands)
                                                           Three Months
                                                          Ended March 31,
                                                        1998           1997
Cash flows from operating activities:
   Net income                                           $828           $701
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                          113             90
      Depreciation and amortization                      133            103
      Amortization (accretion) of investment
       securities premiums and discounts, net            221            167
      Amortization of organizational costs                 4              4
      Decrease (increase) in accrued interest            134
       receivable                                        134            (26)
      Decrease (increase) in other assets                204            (27)
      Gain on sale of loans                             (416)          (438)
      Proceeds from sale of loans held for sale       10,192          8,323
      Net increase in loans held for sale             (7,013)        (8,113)
   Increase in accrued interest payable                   64              7
   Increase in accrued expenses and other
    liabilities                                          146            271
   Decrease in deferred loan fees and unearned
    discounts                                            (62)           (91)
   Common stock grants                                    59             59
   NET CASH PROVIDED BY OPERATING ACTIVITIES           4,607          1,030

Cash flows from investing activities:
   Proceeds from maturities of investment
    securities held to maturity                       16,756          5,612
   Principal paydowns on mortgage-backed securities
    held to maturity                                   4,982          1,546
   Purchases of investment and mortgage-backed
    securities held to maturity                      (23,182)       (15,104)
   Purchases of investment securities available for
    sale                                              (2,085)             -
   Net increase in loans                              (8,069)        (2,041)
   Purchase of corporate owned life insurance              -         (3,806)
   Capital expenditures                                 (107)          (330)
   NET CASH USED IN INVESTING ACTIVITIES             (11,705)       (14,123)

Cash flows from financing activities:
   Net increase in demand deposits, MMA, NOW and
    savings accounts                                   6,774          3,589
   Net increase in certificates of deposit               911          2,548
   Proceeds from issuance of common stock, net           634            321
   Dividends paid                                       (266)          (200)
  NET CASH PROVIDED BY FINANCING ACTIVITIES            8,053          6,258

   Increase (decrease) in cash and cash equivalents      955         (6,835)

Cash and cash equivalents at begining of year         21,610         18,529
Cash and cash equivalents at end of period           $22,565        $11,694

Supplemental disclosure of cash flow information-
   Cash paid during the year for:
      Interest                                        $2,460         $2,062
      Income taxes                                         -             85


See accompanying notes to Consolidated Financial Statements

Prestige Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.   Principles of consolidation

Prestige Financial Corp. (the "Corporation") is a one bank holding company which was organized as a corporation under New Jersey law in February, 1993. On July 31, 1993, Prestige State Bank (the "Bank"), a New Jersey-
chartered commercial bank, consummated its reorganization into a holding company structure pursuant to a Plan of Acquisition whereby the Bank became a wholly-owned subsidiary of the Corporation. The reorganization was accounted for under the pooling of interests method of accounting for financial reporting purposes.

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

The accompanying unaudited consolidated financial statements include the accounts of Prestige Financial Corp. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.



2.   Basis of presentation

The  accompanying  unaudited financial statements  have  been  prepared  in accordance  with  generally  accepted  accounting  principles  for  interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


3.   Stockholders' Equity

On February 23, 1998 the Board of Directors approved an eight cent per share cash dividend on common stock, paid March 31, 1998 to shareholders of record at March 20, 1998. Also on February 23, 1998 the Board of Directors approved a five-for-four stock split, distributed April 17, 1998 to shareholders of record at April 8, 1998.


4. Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by weighted average shares outstanding. Diluted net income per common share is calculated by dividing net income by weighted average shares outstanding as adjusted for the assumed exercise of potential common stock, using the treasury stock method. Potential common stock resulting from stock option agreements totaled 247,908 shares and 198,701 shares for the three months ended March 31, 1998 and 1997, respectively. All weighted average shares outstanding reflect the five-for-four stock split distributed April 17, 1998 and the six-for-five stock split distributed April 18, 1997.


5.   Recent Accounting Pronouncements

Effective January 1, 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS No. 130, comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of SFAS No. 130.

SFAS No. 130 requires total comprehensive income and its components to be displayed on the face of a financial statement for annual financial statements. For interim financial statements, SFAS No. 130 requires only total comprehensive income to be reported and allows such disclosure to be presented in the notes to the interim financial statements.

For   the  three  month  periods  ended  March  31,  1998  and  1997  total
comprehensive   income  amounted  to  $825  Thousand  and  $701   Thousand,
respectively.

Prestige Financial Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                            Financial Condition

At March 31, 1998, total assets had reached $292.7 Million which was a $9.1 Million, or 3%, increase as compared to the December 31, 1997 balance of $283.6 Million; and a $55.9 Million, or 24%, increase when compared to the March 31, 1997 balance of $236.8 Million. This growth was funded primarily from deposits (mainly "core" demand and time accounts) which increased by $7.7 Million, or 3%, to $270.8 Million at March 31, 1998 as compared to $263.2 Million at December 31, 1997; and by $52.1 Million, or 24%, when compared to the March 31, 1997 balance of $218.7 Million. The opening of a branch in the western portion of Clinton Township in August 1997 and the opening of free standing and supermarket branches located in the "Prestige Plaza" shopping center in Raritan Township in May of 1997 contributed to this growth as did selected CD promotions.

Total Stockholders' Equity stood at $20.1 Million as of March 31, 1998 and was $1.3 Million, or 7%, higher than the year-end 1997 balance of $18.9 Million; and $3.6 Million, or 21%, higher than the March 31, 1997 balance of $16.6 Million. These increases were primarily attributable to increased earnings, and dividends reinvested and optional cash purchases made by shareholders in accordance with the Corporation's Dividend Reinvestment and Common Stock Purchase Plan (the Plan), partially offset by cash dividends paid. Under the provisions of the Plan, shareholders may reinvest dividends free from brokers' commissions and may make optional cash purchases of Corporation common stock to a maximum of $5 Thousand per quarter at a 5% discount from market price. The increase in stockholders' equity was achieved despite cash dividends paid totaling $266 Thousand in the first three months of 1998, up from $200 Thousand in the first three months of 1997. The Corporation has paid consecutive quarterly cash dividends since March 31, 1995 and increased the dividend rate to $.08 per share from $.075 per share in March 1998.

Within the asset composition, the above growth was primarily utilized to fund increases in the loan and investment portfolios. As of March 31, 1998 outstanding loans, including loans held for sale, totaled $163.2 Million which was $5.3 Million, or 3%, more than the December 31, 1997 balance of $157.9 Million; and $22.5 Million, or 16%, greater than the March 31, 1997 balance of $140.7 Million.

Loans  held  for  sale totaled $13.5 Million at March 31,  1998  vs.  $16.3
Million at December 31, 1997 and $15.2 Million at March 31, 1997. The loans held for sale category is comprised primarily of SBA loans which provide attractive yields as well as a ready source of liquidity and potential gains on sales. Recognized as the leading SBA lender in New Jersey in 1996 and 1995, the Bank carries the designation of "Preferred Lender" in New York and Pennsylvania as well as New Jersey, where it remains among the State's top lenders. Preferred Lender status enables the Bank to streamline the SBA loan application and approval process for qualified borrowers.

Investment securities at March 31, 1998 amounted to $98.1 Million, an increase of $3.3 Million, or 3% as compared to the December 31, 1997 balance of $94.8 Million; and higher by $21.5 Million, or 28%, when compared with the March 31, 1997 balance of $76.7 Million. This growth resulted primarily from the purchase of securities issued by the United States government and its agencies, including mortgage-backed securities.

At March 31, 1998, other assets totaled $5.4 Million versus $5.6 Million at December 31, 1997 and $5.0 Million at March 31, 1997. Other assets consist primarily of investments in corporate owned life insurance.

At March 31, 1998, the allowance for loan losses stood at $1.852 Million -- $14 Thousand more than the year-end 1997 figure of $1.838 Million and $254 Thousand more than the March 31, 1997 balance of $1.598 Million. The increase in the first three months of 1998 from year-end 1997 resulted from provisions of $113 Thousand less net charge-offs of $99 Thousand. The allowance as a percentage of total outstanding loans was 1.16% as of March 31, 1998 and December 31, 1997, and 1.14% as of March 31, 1997.

Non-performing loans consist of loans on which the accrual of interest has been discontinued, or loans on which interest is still being accrued but that are contractually past due 90 days or more as to interest or principal payments. Non-performing loans totaled $1.5 Million at March 31, 1998 compared with $1.1 Million at December 31, 1997 and $839 Thousand at March 31, 1997. Non-accrual loans (also classified as impaired loans) totaled $874 Thousand (.54% of total loans) as of March 31, 1998 versus $920 Thousand (.58% of total loans) at December 31, 1997, and $454 Thousand (.33% of total loans) as of March 31, 1997. Of the $874 Thousand in non-accrual loans at March 31, 1998, $197 Thousand is fully guaranteed by the SBA.

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

At March 31, 1998, the Corporation's and the Bank's core (Tier 1) risk-based capital ratios were 11.00% and 9.88%, respectively, versus 10.78% and 9.85% at December 31, 1997; and 11.42% and 10.55% at March 31, 1997. These
ratios compare favorably to a minimum of 4% as required by the FRB and the FDIC.

At March 31, 1998, the Corporation's and the Bank's total (Tier 1 plus Tier
2) risk-based capital ratios were 12.01% and 10.89%, respectively, versus 11.83% and 10.91% at December 31, 1997; and 12.52% and 11.65% at March 31,
1997. These ratios also compare favorably to a minimum of 8% as required by the FRB and the FDIC.

The FRB and the FDIC have supplemented the risk-based capital guidelines with an additional capital ratio referred to as the leverage ratio or core capital ratio. The regulations require financial institutions to maintain a minimum leverage ratio of 4% to 5%, depending upon the condition of the institution.

At March 31, 1998, the Corporation's and the Bank's leverage ratios were 7.15% and 6.44%, respectively, versus 6.75% and 6.26% at December 31, 1997; and 7.14% and 6.62% at March 31, 1997. Again, these ratios compare favorably with existing guidelines established by the FRB and the FDIC.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are subject to qualitative judgments by the regulatory authorities about capital components, risk weightings and other factors.

Management believes that, as of March 31, 1998, the Corporation and the Bank meet all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification characterized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

It should be noted that additional capital raised via the exercise of stock options and the Dividend Reinvestment and Common Stock Purchase Plan provides the ability to downstream capital from Prestige Financial Corp. to the Bank should the Bank's capital ratios require it.


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

So far, virtually all funding needs have been met via the acquisition of deposits, and not through other sources such as borrowings or securities sold under repurchase agreements. In addition, the total of all liquid assets (e.g. Federal funds sold, short term investments, assets available for sale) as measured against what may be considered volatile liabilities (i.e. short term $100,000 certificates of deposit) produced liquidity ratios of 406% for March 31, 1998, versus 390% for December 31, 1997, and versus 362% for March 31, 1997. All of these are considered by management to be satisfactory.



                           Results of Operations

Net income for the first three months of 1998 amounted to $828 Thousand compared to $701 Thousand for the same period in 1997. Related diluted earnings-per-share data were: $.19 per share for the first three months of 1998 versus $.16 per share for the same period in 1997. These figures reflect the five-for-four stock split distributed in April, 1998 and the six-for-five stock split distributed in April, 1997. The annualized return on average assets was 1.18% and 1.21% for the first three months of 1998 and 1997, respectively. The annualized return on average shareholders' equity was 17.12% and 17.45% for the first three months of 1998 and 1997, respectively.


Net Interest Income.

The $328 Thousand, or 14%, increase in net interest income reflected in the first three months of 1998 (at $2.7 Million) over the same period in 1997 (at $2.4 Million) was attributable to an increase in earning asset volume. The net interest margin for the three months ended March 31, 1998 declined to 4.21% from 4.35% for the three months ended March 31, 1997 primarily as a result of declines in earning asset yields.


Noninterest Income.

For the first three months of 1998 noninterest income increased $152 Thousand or 27% to $710 Thousand, up from $558 Thousand for the same period in 1997.

Income resulting from increases in the cash surrender value of corporate owned life insurance was $66 Thousand greater for the three months ended March 31, 1998 than for the same period a year ago. The underlying policies were purchased in February 1997.

The Corporation received data processing credits totalling $60 Thousand in the first three months of 1998 included in other income as a result of participation in software development and testing with a third party vendor. No such credits were received during the three months ended March 31, 1997.

Also within other income, fees generated by a new retail investment subsidiary, PFC Financial Services, Inc., totaled $19 Thousand for the three months ended March 31, 1998. PFC Financial Services commenced operations in January, 1998.

Service charges on deposit accounts contributed another $24 Thousand to the increase in noninterest income for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily as a result of increased volume of business accounts and related service offerings.


Noninterest Expense.

For the first three months of 1998 as compared to the same period in 1997, total noninterest expense increased by $364 Thousand, or 20%, to $2.2 Million from $1.8 Million.

Salaries and benefits accounted for $170 Thousand of the above increase due to the January 1 effective date for all pay increases, the addition of personnel to service the Corporation's growing customer base, and the adoption of a supplemental executive retirement plan in February 1997.

Occupancy related expenses increased $92 Thousand for the first three months of 1998 versus the same period in 1997 due to the opening of a branch in the western portion of Clinton Township in August 1997 and the opening of free standing and supermarket branches located in the "Prestige Plaza" shopping center in Raritan Township in May of 1997.

Directors fees grew by $37 Thousand for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 as a result of the adoption of a non-tax qualified retirement plan for outside directors in February 1997.

The remaining increase in noninterest expense is primarily attributable to volume related increases in postage costs, ATM fees, and lending expenses.

As some indication of the Corporation's control over noninterest expenses (though combining it with a measure of the Corporation's ability to produce noninterest income), the "efficiency ratio" (noninterest expense divided by
the   sum  of  taxable  equivalent  net  interest  income  and  noninterest income) was 60.99% for the first three months of 1998 compared with 59.33% for the first three months of 1997. More strictly directed at noninterest expense control, the "overhead ratio" (annualized noninterest expense over average assets for the period) improved slightly to 3.06% for the first three months of 1998 as compared to 3.08% for the first three months of 1997. Though acceptable even at current levels, management believes these ratios will improve as economies of scale are realized and increased revenues resulting from growth offset the fixed costs associated with branch openings.


Provisions for Loan Losses.

For the first three months of 1998 as compared to the first three months of 1997, the provision for loan losses increased by $23 Thousand. Provisions are made as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts. As discussed previously, the Corporation's non-accrual loans at March 31, 1998 amounted to just .54% of total loans.


Income Tax Expense

Provisions for income tax totaled $364 Thousand for the first three months of 1998 versus $398 Thousand in the first three months of 1997. The Corporation's effective tax rate declined to 30.5% for the three months ended March 31, 1998 from 36.2% for the three months ended March 31, 1997. This decrease was primarily attributable to an increase in tax exempt income associated with municipal lending and an investment in corporate owned life insurance; and the operations of PSB Investment Management, Inc. The earnings of PSB Investment Management, Inc. are taxed by the State of New Jersey at a rate of 2.25% as opposed to the 9% state income tax rate to which the Bank and the Corporation are subject.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim balance sheet (March 31, 1998.)


Part II   Other Information


Item 6.   Exhibits and reports on Form 8-K


(a)(2) Plan of Acquisition Between Prestige State Bank and Prestige Financial Corp. (1)

(a)(3.1)  Certificate of Incorporation of the Registrant. (1)

(a)(3.2)  Bylaws of the Registrant. (1)

(a)(10) There were no material contracts entered into during the quarter ended March 31, 1998.

(a)(11)   Statement on Computation of per-share earnings:
          Please refer to footnote four on page eight of this Form 10-Q.

(a)(27)   Financial Data Schedule




(b)       No  reports on Form 8-K were filed during the quarter ended
          March 31, 1998.




(1) Previously filed with the Corporation's Form S-4, File No. 33-59752, and incorporated in the Corporation's 1997 Report on Form 10-K by reference.



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

Date: May 13, 1998