Form 10-Q
period 1998-06-30
PRESTIGE FINANCIAL CORP
filed 1998-08-10
CIK 899163

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 1998      Commission File Number  0-22186
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

                                                  Yes   X    No

The number of shares outstanding of the Registrant's common stock, being the only class of capital stock outstanding, was as follows as of August 1, 1998:

Common Stock (par value $.01)                      4,257,821   Shares


Table of Contents                                                    Page


Part I.   Financial information

Item 1.   Financial statements

          Consolidated Statements of Financial Condition as
          of June 30, 1998, December 31, 1997 and
          June 30, 1997                                                3

          Consolidated Statements of Income for the Three Months
          Ended and Six Months Ended June 30, 1998 and 1997            4

          Consolidated Statements of Changes in Stockholders'
          Equity for the Six Months Ended June 30,
          1998 and 1997                                                5

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1998 and 1997                          6

          Notes to Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  19

Part II.  Other information

Item 4.   Submission of Matters to a Vote of Security Holders         19

Item 6.   Exhibits and reports on Form 8-K                            20

Signatures                                                            21


Item 1.  Financial Statements

Prestige Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands)
                                       06/30/98       12/31/97       06/30/97
ASSETS:

  Cash and due from banks               $10,974        $10,297        $12,235
  Federal funds sold and
   short-term investments                10,307         11,313          6,030

    Total cash and cash
     equivalents                         21,281         21,610         18,265
  Loans held for sale, net                9,090         16,284         15,189
  Investment securities
   available for sale, net:
    Taxable                               8,112              -              -
  Investment securities held
   to maturity, net:
    Taxable
     (Market value $88,319,
     $89,804, and $76,592
     respectively)                       87,770         89,249         76,595
    Exempt from Federal
     income tax
      (Market value $6,617,
      $5,556 and $5,444
      respectively)                       6,620          5,569          5,447
  Loans, net                            168,279        141,647        133,632
  ...Less allowance for loan losses       2,019          1,838          1,704
  Net loans                             166,260        139,809        131,928
  Premises and equipment, net             3,650          3,428          3,189
  Accrued interest receivable             2,149          2,009          1,779
  Other assets                            5,467          5,629          5,159

  TOTAL ASSETS                         $310,399       $283,587       $257,551

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
  Deposits:
    Non-interest bearing                 55,139         47,595         41,932
    Interest bearing                    232,477        215,561        197,052
  Total deposits                        287,616        263,156        238,984
  Accrued interest payable                  463            426            325
  Accrued expenses and
    other liabilities                     1,131          1,116            895
  TOTAL LIABILITIES                     289,210        264,698        240,204

STOCKHOLDERS' EQUITY

  Common stock, par value
  $.01; 5,000,000 shares authorized;
  4,249,518; 3,308,624 and 3,249,737
  shares issued and outstanding at
  June 30, 1998, December 31, 1997
  and June 30, 1997, respectively            42             33             32
  Paid in capital                        16,304         15,071         14,253
  Retained earnings                       4,824          3,785          3,062
  Accumulated Other
   Comprehensive Income                      19              -              -
  TOTAL STOCKHOLDERS' EQUITY             21,189         18,889         17,347

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $310,399       $283,587       $257,551

See accompanying notes to Consolidated Financial Statements



Prestige Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                    Three Months               Six Months
                                    Ended June 30,             Ended June 30,
                                    1998         1997        1998        1997
Interest income:
  Loans                            $3,880       $3,476      $7,603      $6,742
  Federal funds sold                   75           96         192         210
  Investment Securities
Available for Sale:
    Taxable                            60            -          69          -

  Investment Securities
   Held to Maturity:
    Taxable                         1,361        1,272       2,733       2,337
    Exempt from Federal
     income tax                        52           50         102          93
  TOTAL INTEREST INCOME             5,428        4,894      10,699       9,382

Interest expense:
  Deposits                          2,557        2,200       5,081       4,269
  Federal funds purchased               1            -           1           -
 TOTAL INTEREST EXPENSE             2,558        2,200       5,082       4,269

  Net interest income               2,870        2,694       5,617       5,113

Provision for loan losses             250          233         363         323
  NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES        2,620        2,461       5,254       4,790

Non-interest income:
  Service charges on
   deposit accounts                   125           95         235         181
  Gain on sale of loans               449          526         865         964
  Increase in cash surrender
   value of corporate owned
   life insurance                      86           45         167          60
  Other income                        124           19         227          38
  TOTAL NON-INTEREST INCOME           784          685       1,494       1,243

Non-interest expense:
  Salaries and employee
   benefits                         1,100          936       2,187       1,853
  Net occupancy expense               473          477         919         831
  Data processing                     141           92         234         181
  Advertising/business
   development                         56           94          95         165
  Directors fees                       95           90         188         146
  Other expenses                      356          356         750         657
  TOTAL NON-INTEREST EXPENSE        2,221        2,045       4,373       3,833

Income before provision for
 income taxes                       1,183        1,101       2,375       2,200
Provision for income taxes            361          394         725         792
NET INCOME                           $822         $707      $1,650      $1,408
Net income per common share:
  Basic                             $0.20        $0.18       $0.39       $0.35
  Diluted                           $0.18        $0.16       $0.36       $0.33

Weighted average shares
outstanding - basic             4,207,049    4,039,340   4,178,833   4,020,453

Weighted average shares
outstanding - diluted           4,537,242    4,341,890   4,531,362   4,301,065

See accompanying notes to Consolidated Financial Statements


Prestige Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 1998 and 1997 (Unaudited)
(Dollars in thousands)


                          Number of                               Accumulated Other    Total
                           Common     Common   Paid-In   Retained   Comprehensive   Stockholders'
                           Shares     Stock    Capital   Earnings      Income          Equity
Balance, December 31,
 1996                     2,661,331     $27    $13,581     $2,102         -           $15,710

  Exercise of warrants        1,200       -         12          -         -                12

  Common stock grants         9,348       -         59          -         -                59

  Dividend reinvestment
   and common stock
   purchase plan             36,786       -        558          -          -              558

  Common stock issued
   under 401(k) plan          2,849       -         43          -          -               43

  Six-for-five common
   stock split              538,223       5          -         (5)         -                -

  Common stock cash
   dividend                       -       -          -       (443)         -             (443)

 Net income                       -       -          -      1,408          -            1,408

Balance, June 30, 1997    3,249,737      32     14,253      3,062          -           17,347


Balance, December 31,
 1997                     3,308,624      33     15,071      3,785          -           18,889

  Exercise of options        10,973       -         81          -          -               81

  Common stock grants        11,216       -         59          -          -               59

  Dividend reinvestment
   and common stock
   purchase plan             73,471       1     1,025           -          -            1,026

  Common stock issued
   under 401(k) plan          4,334       -        68           -          -               68

  Five-for-four common
   stock split              840,900       8         -          (8)         -                -

  Common stock cash
   dividend                       -       -         -        (603)         -             (603)


  Unrealized Gain on
   Investment Securities
   Available for Sale             -       -         -           -         19               19


  Net income                      -       -         -       1,650          -            1,650

Balance, June 30, 1998    4,249,518     $42   $16,304      $4,824        $19          $21,189

See accompanying notes to Consolidated Financial Statements


Prestige Financial Corp. and Subsidiary

Consolidated Statements of Cash Flow
Six Months Ended June 30, 1998 and 1997 (Unaudited)
(Dollars in thousands)

                                                        Six Months
                                                       Ended June 30,
                                                       1998        1997

Cash flows from operating activities:
   Net income                                        $1,650      $1,408
   Adjustments to reconcile net income to net
    cash used in operating activities:
      Provision for loan losses                         363         323
      Depreciation and amortization                     263         223
      Amortization / accretion of investment
       securities premiums and discounts, net           440         265
      Amortization of organizational costs                7           8
      Increase in accrued interest receivable          (140)       (241)
      Decrease (increase) in other assets               155      (3,957)
      Gain on sale of loans                            (865)       (964)
      Proceeds from sale of loans held for sale      21,921      21,307
      Net increase in loans held for sale           (13,862)    (20,520)
   Increase in accrued interest payable                  37          17
   Increase (decrease) in accrued expenses and
    other liabilities                                     3          (8)
   Increase (decrease) in deferred loan fees and
    unearned discounts                                  110        (106)
   Common stock grants                                   59          59
   NET CASH PROVIDED BY (USED IN) OPERATING
    OPERATING ACTIVITIES                             10,141      (2,186)

Cash flows from investing activities:
   Proceeds from maturities of investment
    securities                                       30,492      12,775
   Principal paydowns on mortgage-backed
    securities                                        8,069       3,257
   Purchases of investment and mortgage-backed
    securities                                      (46,654)    (29,465)
   Net increase in loans                            (26,924)    (10,282)
   Capital expenditures                                (485)       (922)
   NET CASH USED IN INVESTING ACTIVITIES            (35,502)    (24,637)

Cash flows from financing activities:
   Net increase in demand deposits, MMA, NOW
    and savings accounts                             22,297      24,426
   Net increase in certificates of deposit            1,663       1,962
   Proceeds from issuance of common stock, net        1,175         613
   Dividends paid                                      (603)       (443)
  NET CASH PROVIDED BY FINANCING ACTIVITIES          25,032      26,558

   Decrease in cash and cash equivalents               (329)       (265)

Cash and cash equivalents at begining of year        21,610      18,529
Cash and cash equivalents at end of period          $21,281     $18,264
Supplemental disclosure of cash flow information-
   Cash paid during the year for:
      Interest                                       $5,045      $4,252
      Income taxes                                      561       1,096


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


2.   Basis of presentation

The  accompanying  unaudited financial statements  have  been  prepared  in accordance  with  generally  accepted  accounting  principles  for  interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


3.   Stockholders' Equity

On May 21, 1998 the Board of Directors approved an eight cent per share cash dividend on common stock, paid June 30, 1998 to shareholders of record at June 19, 1998.

On February 23, 1998 the Board of Directors approved an eight cent per share cash dividend on common stock, paid March 31, 1998 to shareholders of record at March 20, 1998. Also on February 23, 1998 the Board of Directors approved a five-for-four stock split, distributed April 17, 1998 to shareholders of record at April 8, 1998.


4. Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by weighted average shares outstanding. Diluted net income per common share is calculated by dividing net income by weighted average shares outstanding as adjusted for the assumed exercise of potential common stock, using the treasury stock method. Potential common stock resulting from stock option agreements totaled 330,193 shares and 302,550 shares for the three months ended June 30, 1998 and 1997, respectively. Potential common stock resulting from stock option agreements totaled 352,529 shares and 280,612 shares for the six months ended June 30, 1998 and 1997, respectively. All weighted average shares outstanding reflect the five-for-four stock split distributed April 17, 1998 and the six-for-five stock split distributed April 18, 1997.


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

For   the  three  month  periods  ended  June  30,  1998  and  1997   total
comprehensive   income  amounted  to  $844  Thousand  and  $707   Thousand,
respectively.

For the six month periods ended June 30, 1998 and 1997 total comprehensive income amounted to $1.669 Million and $1.408 Million, respectively.


In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards and disclosure requirements for the way companies report information about operating segments, including related product information. Operating segments are defined based upon the way management organizes segments for making operations decisions and evaluating performance. Information such as segment net earnings, revenues, expense items and certain balance sheet amounts are required to be presented. These amounts are to be reconciled to the Corporation's combined financial information. SFAS No. 131 is effective for financial statements issued for annual periods ending after December 15, 1998 and interim periods beginning in 1999.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pension and other postretirement benefits by requiring additional information that will facilitate financial analysis, and eliminating certain disclosures that are considered no longer useful. SFAS No. 132 supersedes the disclosure requirements in SFAS Nos. 87, 88 and 106. This Statement is effective for fiscal years beginning after December 15, 1997 and will be adopted December 31, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS Nos. 80, 105, and 119. This Statement is effective for periods after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Corporation.

Prestige Financial Corp. and Subsidiary
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            Financial Condition

At June 30, 1998, total assets had reached $310.4 Million which was a $26.8 Million, or 9.4%, increase as compared to the December 31, 1997 balance of $283.6 Million; and a $52.8 Million, or 20.5%, increase when compared to the June 30, 1997 balance of $257.6 Million. This growth was funded primarily from deposits (mainly "core" demand and time accounts) which increased by $24.4 Million, or 9.3%, to $287.6 Million at June 30, 1998 as compared to $263.2 Million at December 31, 1997; and by $48.6 Million, or 20.3%, when compared to the June 30, 1997 balance of $239.0 Million. The June 1998 opening of the Corporation's eighth office, in a bank building on Main Street in Somerville, NJ that is listed on the National Register of Historic Places, contributed to this growth as did the opening of a branch in the western portion of Clinton Township in August 1997 and the opening of free standing and supermarket branches located in the "Prestige Plaza" shopping center in Raritan Township in May of 1997.

Total Stockholders' Equity stood at $21.2 Million as of June 30, 1998 and was $2.3 Million, or 12.2%, higher than the year-end 1997 balance of $18.9 Million; and $3.8 Million, or 22.0%, higher than the June 30, 1997 balance of $17.3 Million. These increases were primarily attributable to increased earnings, and dividends reinvested and optional cash purchases made by shareholders in accordance with the Corporation's Dividend Reinvestment and Common Stock Purchase Plan (the Plan), partially offset by cash dividends paid. Under the provisions of the Plan, shareholders may reinvest dividends free from brokers' commissions and may make optional cash purchases of Corporation common stock to a maximum of $5 Thousand per quarter at a 5% discount from market price. The increase in stockholders' equity was achieved despite cash dividends paid totaling $603 Thousand in the first six months of 1998, up from $443 Thousand in the first six months of 1997. The Corporation has paid consecutive quarterly cash dividends since March 31, 1995 and last increased the dividend rate in March 1998 to $.08 per share from $.075 per share.

Within the asset composition, the above growth was primarily utilized to fund increases in the loan and investment portfolios. As of June 30, 1998 outstanding loans, including loans held for sale, totaled $177.4 Million which was $19.5 Million, or 12.3%, more than the December 31, 1997 balance of $157.9 Million; and $28.6 Million, or 19.2%, greater than the June 30, 1997 balance of $148.8 Million. Loan growth occurred primarily in the commercial mortgage and tax exempt municipal loan categories, and to a lesser degree in the indirect consumer and home equity portfolios.

Loans held for sale totaled $9.1 Million at June 30, 1998 vs. $16.3 Million at December 31, 1997 and $15.2 Million at June 30, 1997. Loans held for sale are comprised primarily of SBA loans which provide attractive yields as well as a ready source of liquidity and potential gains on sales. Recognized as the leading SBA lender in New Jersey in 1996 and 1995, the Bank carries the designation of "Preferred Lender" in New York as well as New Jersey, where it remains among the State's top lenders. Preferred Lender status enables the Bank to streamline the SBA loan application and approval process for qualified borrowers.

Investment securities at June 30, 1998 amounted to $102.5 Million, an increase of $7.7 Million, or 8.1% as compared to the December 31, 1997 balance of $94.8 Million; and higher by $20.5 Million, or 25.0%, when compared with the June 30, 1997 balance of $82.0 Million. This growth resulted primarily from the purchase of securities issued by the United States government and its agencies, including mortgage-backed securities.

At June 30, 1998, other assets totaled $5.5 Million versus the December 31, 1997 balance of $5.6 Million, and the June 30, 1997 balance of $5.2 Million. Other assets consist primarily of investments in corporate owned life insurance.

At June 30, 1998, the allowance for possible loan losses stood at $2.019 Million --$181 Thousand more than the year-end 1997 figure of $1.838
Million and $315 Thousand more than the June 30, 1997 balance of $1.704 Million. The first half 1998 change from year-end 1997 resulted from provisions of $363 Thousand and net charge-offs of $182 Thousand. The allowance as a percentage of total outstanding loans as of June 30, 1998 was 1.14% as compared to 1.16% as of December 31, 1997, and 1.15% as of June 30, 1997.

Non-performing loans consist of loans on which the accrual of interest has been discontinued, or loans on which interest is still being accrued but that are contractually past due 90 days or more as to interest or principal payments. Non-performing loans totaled $1.4 Million at June 30, 1998 compared with $1.1 Million at December 31, 1997 and $1.3 Million at June 30, 1997. Non-accrual loans (also classified as impaired loans) totaled $862 Thousand (.49% of total loans) as of June 30, 1998 as compared to $874 Thousand (.54% of total loans) as of December 31, 1997, and $791 Thousand (.53% of total loans) as of June 30, 1997. Of the $862 Thousand in non-accrual loans at June 30, 1998, $196 Thousand is fully guaranteed by the SBA.

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

At June 30, 1998, the Corporation's and the Bank's core (Tier 1) risk-based capital ratios were 10.33% and 9.24%, respectively, versus 10.78% and 9.85% at December 31, 1997; and 11.10% and 10.25% at June 30, 1997. These ratios compare favorably to a minimum of 4% as required by the FRB and the FDIC.

At  June 30, 1998, the Corporation's and the Bank's total (Tier 1 plus Tier
2) risk-based capital ratios were 11.32% and 10.24%, respectively, versus 11.83% and 10.91% at December 31, 1997; and 12.19% and 11.34% at June 30,
1997. These ratios also compare favorably to a minimum of 8% as required by the FRB and the FDIC.

The FRB and the FDIC have supplemented the risk-based capital guidelines with an additional capital ratio referred to as the leverage ratio or core capital ratio. The regulations require financial institutions to maintain a minimum leverage ratio of 4% to 5%, depending upon the condition of the institution.

At June 30, 1998, the Corporation's and the Bank's leverage ratios were 7.18% and 6.42%, respectively, versus 6.75% and 6.26% at December 31, 1997; and 7.01% and 6.49% at June 30, 1997. Again, these ratios compare favorably with existing guidelines established by the FRB and the FDIC.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are subject to qualitative judgments by the regulatory authorities about capital components, risk weightings and other factors. Management believes that, as of June 30, 1998, the Corporation and the Bank meet all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification characterized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

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

So far, virtually all funding needs have been met via the acquisition of deposits, and not through other sources such as borrowings or securities sold under repurchase agreements. In addition, the total of all liquid assets (e.g. Federal funds sold, short term investments, assets available for sale) as measured against what may be considered volatile liabilities (i.e. short term $100,000 certificates of deposit) produced liquidity ratios of 428% for June 30, 1998, versus 390% for December 31, 1997, and versus 456% for June 30, 1997. All of these are considered by management to be satisfactory.


                           Results of Operations

Net income for the first six months of 1998 amounted to $1.650 Million compared to $1.408 Million for the same period in 1997. Related diluted earnings-per-share data were: $.36 per share for the first six months of
1998 versus $.33 per share for the same period in 1997. The annualized return on average assets was 1.14% and 1.17% for the first six months of 1998 and 1997, respectively. The annualized return on average shareholders' equity was 16.54% and 17.05% for the first six months of 1998 and 1997, respectively.

Net income for the second quarter ended June 30, 1998 was $822 Thousand compared to $707 Thousand for the same period in 1997. Related diluted earnings per share were: $.18 per share for the second quarter of 1998 versus $.16 per share for the same period in 1997. The annualized return on average assets was 1.11% and 1.14% for the second quarter of 1998 and 1997, respectively. The annualized return on average shareholders' equity was 16.00% and 16.68% for the second quarter of 1998 and 1997, respectively.


Net Interest Income.

The  $504  Thousand, or 9.9%, increase in net interest income reflected  in the first six months of 1998 (at $5.617 Million) over the same period in 1997 (at $5.113 Million) was attributable to an increase in earning asset volume. The net interest margin for the six months ended June 30, 1998 declined to 4.24% from 4.51%, primarily as a result of declines in earning asset yields.

The $176 Thousand, or 6.5%, increase in net interest income reflected in the second quarter of 1998 (at $2.870 Million) over the same period in 1997 (at $2.694 Million) was attributable to the same factors as discussed in the above comparisons of the first six months of 1998 and 1997.


Noninterest Income.

For the first six months of 1998 noninterest income increased $251 Thousand or 20.2% to $1.494 Million, up from $1.243 Million for the same period in 1997.

The Corporation received data processing credits totalling $120 Thousand in the first six months of 1998 included in other income as a result of participation in software development and testing with a third party vendor. No such credits were received during the six months ended June 30, 1997.,

Income resulting from increases in the cash surrender value of corporate owned life insurance was $107 Thousand greater for the six months ended June 30, 1998 than for the same period a year ago. The underlying policies were purchased in February 1997.

Also within other income, fees generated by a new retail investment subsidiary, PFC Financial Services, Inc., totaled $59 Thousand for the six months ended June 30, 1998. PFC Financial Services commenced operations in January, 1998.

Service charges on deposit accounts contributed another $54 Thousand to the increase in noninterest income for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 primarily as a result of increased volume of business accounts and related service offerings.

The above increases in noninterest income were offset by a decline in gains from sales of loans which amounted to $865 Thousand during the first six months of 1998 versus $964 Thousand in the first six months of 1997. This decrease is attributable to reductions in average premiums on sold loans.

For the second quarter of 1998, noninterest income increased $99 Thousand or 14.5% to $784 Thousand, up from $685 Thousand for the same period in 1997. This increase was attributable to the same factors as discussed in the above comparisons of the first six months of 1998 and 1997.

Noninterest Expense.

For the first six months of 1998 as compared to the same period in 1997, total noninterest expense increased by $540 Thousand, or 14.1%, to $4.373 Million from $3.833 Million.

Salaries and benefits accounted for $334 Thousand of the above increase due to the January 1 effective date for all pay increases, the addition of personnel to staff the Corporation's larger branch network and service a growing customer base, and the adoption of a supplemental executive retirement plan in February 1997.

Occupancy related expenses increased $88 Thousand for the first six months of 1998 versus the same period in 1997 due to the opening of the Corporation's eighth office, on Main Street in Somerville in June 1998, the opening of a branch in the western portion of Clinton Township in August 1997 and the opening of free standing and supermarket branches located in the "Prestige Plaza" shopping center in Raritan Township in May of 1997.

Data Processing costs contributed another $53 Thousand to the increase in noninterest expense, primarily as a result of increased volume.

Directors compensation grew by $42 Thousand for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 as a result of the adoption of a non-tax qualified retirement plan for outside directors in February 1997.

Other expenses grew by $93 Thousand for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 primarily as a result of volume related increases in telephone and postage costs, ATM fees, and lending expenses.

Offsetting these increases in noninterest expense, advertising and business development costs decreased by $70 Thousand for the six months ended June 30, 1998 versus the same period in 1997 as branch locations opened in prior years mature and require somewhat less intensive marketing efforts.

For the second quarter of 1998 as opposed to the same period in 1997, total noninterest expenses rose by $176 Thousand, or 8.6%, to $2.221 Million from
2.045 Million. The increases in noninterest expense reflected in the second quarter of 1998 over the same period in 1997 are attributable to the same factors as discussed in the above comparisons of the first six months of 1998 and 1997.

As some indication of the Corporation's control over noninterest expense (though combining it with a measure of the Corporation's ability to produce noninterest income), the "efficiency ratio" (noninterest expense divided by the sum of taxable equivalent net interest income and noninterest income) was 60% for the first six months of 1998 vs. 59% for the first six months of 1997; and was 59% for the second quarter 1998 vs. 60% for the second quarter 1997. More strictly directed at noninterest expense control, the "overhead ratio" (annualized noninterest expense over average assets for the period) improved to 3.03% from 3.20% for the first six months of 1998 vs. the first six months of 1997; and to 3.14% from 3.31% for the second quarter 1998 vs. the second quarter 1997.


Provisions for Loan Losses.

For the first six months of 1998 as compared to the first six months of 1997, the provision for loan losses increased by $40 Thousand. For the second quarter of 1998 as compared to the second quarter of 1997, the provision for loan losses increased by $17 Thousand. Provisions are made as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts. As discussed previously, the Corporation's non-accrual loans at June 30, 1998 amounted to just .49% of total loans.

Income Tax Expense.

Provisions for income tax totaled $725 Thousand and $361 Thousand for the six and three months ended June 30, 1998, respectively, down from $792 Thousand and $394 Thousand for the six and three months ended June 30, 1997, respectively. The Corporation's effective tax rate declined to 30.5% for the six months ended June 30, 1998 compared with 36.0% for the six months ended June 30, 1997. This decrease was primarily attributable to an increase in tax exempt income associated with municipal lending and an investment in corporate owned life insurance; and the operations of PSB Investment Management, Inc. The earnings of PSB Investment Management, Inc. are taxed by the State of New Jersey at a rate of 2.25% as opposed to the 9% state income tax rate to which the Bank and the Corporation are subject.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim balance sheet (June 30, 1998.)

Part II   Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

           On  April  21,  1998, Prestige Financial Corp. held  its  Annual
Meeting  of  Shareholders.   Matters voted  on  and  the  results  of  such
voting are as follows:

Election of Directors
Roland  D.  Boehm,  Sr.; Louis R. DeFalco;  Arnold  F.  Horvath;
Robert J. Jablonski; Gerald A. Lustig; James W. MacDonald; and
Arthur Stryker, Jr. were elected to serve as Directors of Prestige Financial Corp. until the 1999 Annual Meeting.

Amendment to the 1994 Stock Option Plan for Senior Management
An  amendment to increase by 43,750 (to 173,875) the  number  of
shares   which   may  be  optioned  under  the  plan  was   approved   with
1,939,417 votes cast in favor; 140,258 votes cast against; 80,298 votes abstained; and 448,918 non-votes.

Amendment to the 1994 Stock Option Plan for Outside Directors
An  amendment to increase by 25,000 (to 157,000) the  number  of
shares   which   may  be  optioned  under  the  plan  was   approved   with
1,900,243 votes cast in favor; 220,097 votes cast against; 39,933 votes abstained; and 448,618 non-votes.

Ratification of Independent Accountants
The selection of KPMG Peat Marwick LLP as the Corporation's independent accountants for 1998 was ratified with 2,597,779 votes cast in favor; 3,826 votes cast against; and 7,286 votes abstained.





Item 6.   Exhibits and reports on Form 8-K


(a)(2) Plan of Acquisition Between Prestige State Bank and Prestige Financial Corp. (1)

(a)(3.1)  Certificate of Incorporatiuon of the Registrant. (1)

(a)(3.2)  Bylaws of the Registrant. (1)

(a)(10) There were no material contracts entered into during the quarter ended June 30, 1998.

(a)(11)   Statement on Computation of per-share earnings

          Please refer to footnote four on page eight of this Form 10-Q.

(a)(27)   Financial Data Schedule




(b)       No  reports on Form 8-K were filed during the quarter ended
          June 30, 1998.







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

Date: August 10, 1998