Form 10-Q
period 1998-09-30
PRESTIGE FINANCIAL CORP
filed 1998-11-12
CIK 899163

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 1998      Commission File Number  0-22186
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

                                                  Yes   X    No

The number of shares outstanding of the Registrant's common stock, being the only class of capital stock outstanding, was as follows as of November 1, 1998:

Common Stock (par value $.01)                      4,262,830   Shares


Table of Contents                                                    Page


Part I.   Financial information

Item 1.   Financial statements

          Consolidated Statements of Financial Condition as
          of September 30, 1998, December 31, 1997 and
          September 30, 1997                                           3

          Consolidated Statements of Income for the Three Months
          Ended and Nine Months Ended September 30, 1998 and 1997      4

          Consolidated Statements of Changes in Stockholders'
          Equity for the Nine Months Ended September 30,
          1998 and 1997                                                5

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1998 and 1997                     6

          Notes to Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         12

Item  3.  Quantitative and Qualitative Disclosures About Market Risk  21

Part II.  Other information

Item 6.   Exhibits and reports on Form 8-K                            21

Signatures                                                            22



Item 1.  Financial Statements

Prestige Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands)
                                       09/30/98       12/31/97       09/30/97

ASSETS:

  Cash and due from banks               $10,938        $10,297        $11,739
  Federal funds sold and
   short-term investments                 7,176         11,313            887

    Total cash and cash equilvalents     18,114         21,610         12,626
  Loans held for sale, net                8,777         16,284         14,550
  Investment securities
   available for sale, net:
    Taxable                              18,003              -              -
  Investment securities held
   to maturity, net:
    Taxable                              73,785         89,249         83,669
     (Market value $74,688,
     $89,804, and $76,592
     respectively)
    Exempt from Federal income tax        7,470          5,569          5,569
    (Market value $7,459, $5,556
     and $5,444 respectively)
  Loans, net                            186,756        141,647        143,562
  ...Less allowance for loan losses       2,200          1,838          1,769
  Net loans                             184,556        139,809        141,793
  Premises and equipment, net             3,864          3,428          3,456
  Accrued interest receivable             1,973          2,009          1,737
  Other assets                            5,365          5,629          5,110

  TOTAL ASSETS                         $321,907       $283,587       $268,510

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
  Federal funds purchased                     -              -            300
  Deposits:
    Non-interest bearing                 53,000         47,595         42,426
    Interest bearing                    245,443        215,561        206,400
  Total deposits                        298,443        263,156        248,826
  Accrued interest payable                  436            426            473
  Accrued expenses and
    other liabilities                     1,250          1,116            714
  TOTAL LIABILITIES                     300,129        264,698        250,013

STOCKHOLDERS' EQUITY

  Common stock, par value
  $.01; 5,000,000 shares
  authorized; 4,263,129,
  3,308,624 and 3,279,291
  shares issued and outstanding
  at September 30, 1998,
  December 31, 1997 and
  September 30, respectively                 43             33             33
  Paid in capital                        16,397         15,071         14,635
  Retained earnings                       5,331          3,785          3,529
  Accumulated Other
   Comprehensive Income                       7              -              -
  TOTAL STOCKHOLDERS' EQUITY             21,778         18,889         18,197

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $321,907       $283,587       $268,510

See accompanying notes to Consolidated Financial Statements



Prestige Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)
                                             Three                   Nine
                                          Months Ended           Months Ended
                                          September 30,          September 30,
                                        1998         1997       1998      1997
Interest income:
  Loans                               $4,154       $3,670    $11,757   $10,412
  Federal funds sold and short-
   term investments                       79           91        271       301
  Investment Securities
   Available for Sale:
    Taxable                              251            -        322         -
  Investment Securities Held to
   Maturity:
    Taxable                            1,262        1,340      3,992     3,677
    Exempt from Federal income tax        66           56        168       149
  TOTAL INTEREST INCOME                5,812        5,157     16,510    14,539

Interest expense:
  Deposits                             2,701        2,333      7,782     6,602
  Federal funds purchased                  2            1          3         1
  TOTAL INTEREST EXPENSE               2,703        2,334      7,785     6,603

  Net interest income                  3,109        2,823      8,725     7,936

Provision for loan losses                273          199        636       522
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES            2,836        2,624      8,089     7,414

Non-interest income:
  Service charges on deposit
   accounts                              121          103        356       284
  Gain on sale of loans                  443          452      1,308     1,416
  Increase in cash surrender
   value of corporate
   owned life insurance                   54           45        221       105
  Other income                           133           73        360       111
  TOTAL NON-INTEREST INCOME              751          673      2,245     1,916

Non-interest expense:
  Salaries and employee benefits       1,125        1,015      3,312     2,868
  Net occupancy expense                  534          483      1,453     1,314
  Data processing                        119          103        353       284
  Advertising/business development        77           95        172       260
  Directors compensation                  91           94        279       240
  Other expenses                         418          407      1,168     1,063
  TOTAL NON-INTEREST EXPENSE           2,364        2,197      6,737     6,029

Income before provision for
 income taxes                          1,223        1,100      3,597     3,301
Provision for income taxes               373          389      1,098     1,181
NET INCOME                              $850         $711     $2,499    $2,120
Net income per common share:
  Basic                                $0.20        $0.17      $0.59     $0.49
  Diluted                              $0.19        $0.16      $0.55     $0.49

Weighted average shares
outstanding - basic                4,259,089    4,075,733  4,206,078 4,036,758

Weighted average shares
outstanding - diluted              4,555,348    4,386,821  4,520,683 4,321,281

See accompanying notes to Consolidated Financial Statements

Prestige Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders'Equity
Nine Months Ended September 30, 1998 and 1997 (Unaudited)
(Dollars in thousands)

                                                                             Accumulated
                            Number of                                           Other          Total
                             Common       Common     Paid-In     Retained    Comprehensive    Stockholders'
                             Shares       Stock      Capital     Earnings       Income         Equity
Balance, December 31, 1996  2,661,331      $27       $13,581      $2,102            -           $15,710

  Exercise of warrants          2,937        -            28           -            -                28

  Exercise of options           7,619        -            50           -            -                50

  Common stock grants           9,348        -            59           -            -                59

  Dividend reinvestment
   and common stock
   purchase plan               55,074        1           846           -            -               847

  Common stock issued
   under 401(k) plan            4,759        -            71           -            -                71

  Six-for-five common
   stock split                538,223        5            71          (5)           -                 -

  Common stock cash
   dividend                         -        -             -         (688)          -              (688)

  Net income                        -        -             -        2,120           -             2,120

Balance, September 30,
 1997                       3,279,291       33        14,635        3,529           -            18,197


Balance, December 31,
1997                        3,308,624       33        15,071        3,785           -            18,889

  Exercise of options          21,169        1           132            -           -               133

  Common stock grants          11,216        -            59            -           -                59

  Dividend reinvestment
   and common stock
   purchase plan               73,471        1         1,025            -           -             1,026

  Common stock issued
   under 401(k) plan            7,749        -           110            -           -               110

  Five-for-four common
   stock split                840,990        8             -           (8)          -                 -

  Common stock cash
   dividend                         -        -             -         (945)          -              (945)

  Unrealized Gain on
   Investment Securities
   Available for Sale               -        -             -            -           7                 7


  Net income                        -        -             -        2,499           -             2,499

Balance, September 30,
1998                        4,263,129      $43       $16,397       $5,331          $7           $21,778

See accompanying notes to Consolidated Financial Statements

Prestige Financial Corp. and Subsidiary

Consolidated Statements of Cash Flow
Nine Months Ended September 30, 1998 and 1997 (Unaudited)
(Dollars in thousands)

                                                           Nine
                                                        Months Ended
                                                        September 30,
                                                       1998        1997
Cash flows from operating activities:
   Net income                                        $2,499      $2,120
   Adjustments to reconcile net income to net
    cash provided by (used in)
    operating activities:
      Provision for loan losses                         636         522
      Depreciation and amortization                     409         353
      Amortization / accretion of investment
       securities premiums and discounts, net           556         349
      Amortization of organizational costs                9          11
      Decrease (increase) in accrued interest
       receivable                                        36        (199)
      Decrease (increase) in other assets               255      (3,911)
      Gain on sale of loans                          (1,308)     (1,416)
      Proceeds from sale of loans held for sale      33,119      29,359
      Net increase in loans held for sale           (24,304)    (27,480)
      Increase in accrued interest payable               10         165
      Increase (decrease) in accrued expenses and
       other liabilities                                131        (189)
      Increase in deferred loan fees and unearned
       discounts                                        414         159
   Common stock grants                                   59          59
   NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                              12,521         (98)

Cash flows from investing activities:
   Proceeds from maturities of investment
    securities                                       40,762      25,506
   Principal paydowns on mortgage-backed
    securities                                       18,210       4,837
   Purchases of investment and mortgage-backed
    securities                                      (63,958)    (51,056)
   Net increase in loans                            (45,797)    (20,611)

   Capital expenditures                                (845)     (1,319)
   NET CASH USED IN INVESTING ACTIVITIES            (51,628)    (42,643)


Cash flows from financing activities:
   Increase in Federal funds purchased                    -         300
   Net increase in demand deposits, MMA, NOW and
    savings accounts                                 20,159      23,473
   Net increase in certificates of deposit           15,128      12,757
   Proceeds from issuance of common stock, net        1,269         996
   Dividends paid                                      (945)       (688)
  NET CASH PROVIDED BY FINANCING ACTIVITIES          35,611      36,838

   Decrease in cash and cash equivalents             (3,496)     (5,903)

Cash and cash equivalents at begining of year        21,610      18,529
Cash and cash equivalents at end of period          $18,114     $12,626
Supplemental disclosure of cash flow information-
   Cash paid during the year for:
      Interest                                       $7,775      $6,438
      Income taxes                                      921       1,488
      Transfers from loans to OREO                        -         418


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

2.   Basis of presentation

The  accompanying  unaudited financial statements  have  been  prepared  in accordance  with  generally  accepted  accounting  principles  for  interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


3.   Stockholders' Equity

On August 20, 1998 the Board of Directors approved an eight cent per share cash dividend on common stock, paid September 30, 1998 to shareholders of record at September 18, 1998.

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


4. Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by weighted average shares outstanding. Diluted net income per common share is calculated by dividing net income by weighted average shares outstanding as adjusted for the assumed exercise of potential common stock, using the treasury stock method. Potential common stock resulting from stock option agreements totaled 296,259 shares and 311,088 shares for the three months ended September 30, 1998 and 1997, respectively. Potential common stock resulting from stock option agreements totaled 314,605 shares and 284,523 shares for the nine months ended September 30, 1998 and 1997, respectively. All weighted average shares outstanding reflect the five-for-four stock split distributed April 17, 1998 and the six-for-five stock split distributed April 18, 1997.


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

For  the  three  month  periods ended September 30,  1998  and  1997  total
comprehensive   income  amounted  to  $838  Thousand  and  $711   Thousand,
respectively.

For the nine month periods ended September 30, 1998 and 1997 total comprehensive income amounted to $2.506 Million and $2.120 Million, respectively.


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


In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 is not expected to have a material impact on the financial position or results of operations of the Corporation.





6.   Other Significant Matters

On September 17, 1998, the Corporation entered into an agreement with Commerce Bancorp, Inc. (Commerce) whereby the Corporation would be merged with and into Commerce in a stock-for-stock exchange which is expected to close during the first quarter of 1999 and be accounted for as a pooling of interests.

Prestige Financial Corp. and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                            Financial Condition

At September 30, 1998, total assets had reached $321.9 Million which was a $38.3 Million, or 13.5%, increase as compared to the December 31, 1997 balance of $283.6 Million; and a $53.4 Million, or 19.9%, increase when compared to the September 30, 1997 balance of $268.5 Million. This growth was funded primarily from deposits (mainly "core" demand and time accounts) which increased by $35.3 Million, or 13.4%, to $298.4 Million at September 30, 1998 as compared to $263.2 Million at December 31, 1997; and by $49.6 Million, or 19.9%, when compared to the September 30, 1997 balance of $248.8 Million. The June 1998 opening of the Corporation's eighth office, in a bank building on Main Street in Somerville, NJ that is listed on the National Register of Historic Places, contributed to this growth as did the opening of a branch in the western portion of Clinton Township in August 1997 and the opening of free standing and supermarket branches located in the "Prestige Plaza" shopping center in Raritan Township in May 1997.

Total Stockholders' Equity stood at $21.8 Million as of September 30, 1998 and was $2.9 Million, or 15.3%, higher than the year-end 1997 balance of $18.9 Million; and $3.6 Million, or 19.7%, higher than the September 30, 1997 balance of $18.2 Million. These increases were primarily attributable to increased earnings, and dividends reinvested and optional cash purchases made by shareholders in accordance with the Corporation's Dividend Reinvestment and Common Stock Purchase Plan (the Plan), partially offset by cash dividends paid. The Plan was terminated in September 1997 as a result of the agreement to merge with and into Commerce Bancorp, Inc. described on page eleven. The increase in stockholders' equity was achieved despite cash dividends paid totaling $945 Thousand in the first nine months of 1998, up $257 Thousand or 37.4% from $688 Thousand in the first nine months of 1997. The Corporation has paid consecutive quarterly cash dividends since March 31, 1995 and last increased the dividend rate in March 1998 to $.08 per share from $.075 per share.

Within the asset composition, the above growth was primarily utilized to fund increases in the loan and investment portfolios. As of September 30, 1998 outstanding loans, including loans held for sale, totaled $195.5 Million which was $37.6 Million, or 23.8%, more than the December 31, 1997 balance of $157.9 Million; and $37.4 Million, or 23.7%, greater than the September 30, 1997 balance of $158.1 Million. Loan growth occurred primarily in the commercial mortgage and tax exempt municipal loan categories, and to a lesser degree in the indirect consumer and home equity portfolios.

Loans  held for sale totaled $8.8 Million at September 30, 1998  vs.  $16.3
Million at December 31, 1997 and $14.6 Million at September 30, 1997. Loans held for sale are comprised primarily of SBA loans which provide attractive yields as well as a ready source of liquidity and potential gains on sales. Recognized as the leading SBA lender in New Jersey in 1996 and 1995, the Bank carries the designation of "Preferred Lender" in New York as well as New Jersey, where it remains among the State's top lenders. Preferred Lender status enables the Bank to streamline the SBA loan application and approval process for qualified borrowers.

Investment securities at September 30, 1998 amounted to $99.3 Million, an increase of $4.5 Million, or 4.7% as compared to the December 31, 1997 balance of $94.8 Million; and an increase of $10.0 Million, or 11.2%, when compared with the September 30, 1997 balance of $89.3 Million. This growth resulted primarily from the purchase of securities issued by the United States government and its agencies, including mortgage-backed securities.

At  September  30,  1998,  other assets totaled  $5.4  Million  versus  the
December 31, 1997 balance of $5.6 Million, and the September 30, 1997 balance of $5.1 Million. Other assets consist primarily of investments in corporate owned life insurance.

At September 30, 1998, the allowance for possible loan losses stood at $2.2 Million --$362 Thousand more than the year-end 1997 figure of $1.8 Million and $431 Thousand more than the September 30, 1997 balance of $1.769 Million. The change in the first nine months of 1998 from year-end 1997 resulted from provisions of $636 Thousand and net charge-offs of $274 Thousand. The allowance as a percentage of total outstanding loans as of September 30, 1998 was 1.13% as compared to 1.16% as of December 31, 1997, and 1.12% as of September 30, 1997.

Non-performing loans consist of loans on which the accrual of interest has been discontinued, or loans on which interest is still being accrued but that are contractually past due 90 days or more as to interest or principal payments. Non-performing loans totaled $1.5 Million at September 30, 1998 compared with $1.1 Million at December 31, 1997 and $1.2 Million at September 30, 1997. Non-accrual loans (also classified as impaired loans) totaled $902 Thousand (.46% of total loans) as of September 30, 1998 as compared to $874 Thousand (.55% of total loans) as of December 31, 1997, and $688 Thousand (.44% of total loans) as of September 30, 1997. Of the $902 Thousand in non-accrual loans at September 30, 1998, $104 Thousand is fully guaranteed by the SBA.

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

At September 30, 1998, the Corporation's and the Bank's core (Tier 1) risk-based capital ratios were 9.92% and 9.00%, respectively, versus 10.78% and 9.85% at December 31, 1997; and 10.81% and 9.92% at September 30, 1997.
These ratios compare favorably to a minimum of 4% as required by the FRB and the FDIC.

At September 30, 1998, the Corporation's and the Bank's total (Tier 1 plus Tier 2) risk-based capital ratios were 10.92% and 10.02%, respectively, versus 11.83% and 10.91% at December 31, 1997; and 11.86% and 10.97% at
September 30, 1997. These ratios also compare favorably to a minimum of 8% as required by the FRB and the FDIC.

The FRB and the FDIC have supplemented the risk-based capital guidelines with an additional capital ratio referred to as the leverage ratio or core capital ratio. The regulations require financial institutions to maintain a minimum leverage ratio of 4% to 5%, depending upon the condition of the institution.

At September 30, 1998, the Corporation's and the Bank's leverage ratios were 6.89% and 6.24%, respectively, versus 6.75% and 6.26% at December 31, 1997; and 6.97% and 6.43% at September 30, 1997. Again, these ratios compare favorably with existing guidelines established by the FRB and the FDIC.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as
calculated  under  regulatory accounting practices.   Capital  amounts  and
classifications are subject to qualitative judgments by the regulatory authorities about capital components, risk weightings and other factors. Management believes that, as of September 30, 1998, the Corporation and the Bank meet all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification characterized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.


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

So far, virtually all funding needs have been met via the acquisition of deposits, and not through other sources such as borrowings or securities sold under repurchase agreements. In addition, the total of all liquid assets (e.g. Federal funds sold, short term investments, assets available for sale) as measured against what may be considered volatile liabilities (i.e. short term $100,000 certificates of deposit) produced liquidity ratios of 294% for September 30, 1998, versus 390% for December 31, 1997, and versus 332% for September 30, 1997. All of these are considered by management to be satisfactory.



                           Results of Operations

Net income for the first nine months of 1998 amounted to $2.5 Million compared to $2.1 Million for the same period in 1997. Related diluted earnings-per-share data were: $0.55 per share for the first nine months of 1998 versus $0.49 per share for the same period in 1997. The annualized return on average assets was 1.12% and 1.15% for the first nine months of 1998 and 1997, respectively. The annualized return on average shareholders' equity was 16.24% and 16.70% for the first nine months of 1998 and 1997, respectively.

Net income for the quarter ended September 30, 1998 was $850 Thousand compared to $711 Thousand for the same period in 1997. Related diluted earnings per share were: $0.19 per share for the third quarter of 1998 versus $0.16 per share for the same period in 1997. The annualized return on average assets was 1.08% and 1.09% for the third quarter of 1998 and 1997, respectively. The annualized return on average shareholders' equity was 15.69% and 16.07% for the third quarter of 1998 and 1997, respectively.


Net Interest Income.

The $789 Thousand, or 9.9%, increase in net interest income reflected in the first nine months of 1998 (at $8.7 Million) over the same period in 1997 (at $7.9 Million) was attributable to an increase in earning asset volume. The net interest margin for the nine months ended September 30, 1998 declined to 4.27% from 4.55%, primarily as a result of declines in earning asset yields.


The $286 Thousand, or 10.1%, increase in net interest income reflected in the third quarter of 1998 (at $3.1 Million) over the same period in 1997 (at $2.8 Million) was attributable to the same factors as discussed in the above comparisons of the first nine months of 1998 and 1997.


Noninterest Income.

For the first nine months of 1998 noninterest income increased $329 Thousand or 17.2% to $2.2 Million, up from $1.9 Million for the same period in 1997.

The Corporation received data processing credits totaling $180 Thousand in the first nine months of 1998 included in other income as a result of participation in software development and testing with a third party vendor. Credits received during the nine months ended September 30, 1997 totaled $51 Thousand. As a result of the agreement to merge with and into Commerce Bancorp, Inc. described on page eleven, the Corporation is concluding its participation in this program and beginning in November 1998, will no longer be receiving these data processing credits.

Income resulting from increases in the cash surrender value of corporate owned life insurance was $116 Thousand greater for the nine months ended September 30, 1998 than for the same period a year ago. The underlying policies were purchased in February 1997.

Also within other income, fees generated by a new retail investment subsidiary, PFC Financial Services, Inc., totaled $91 Thousand for the nine months ended September 30, 1998. PFC Financial Services commenced operations in January 1998.

Service charges on deposit accounts contributed another $72 Thousand to the increase in noninterest income for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 primarily as a result of increased volume of business accounts and related service offerings.

The above increases in noninterest income were offset by a decline in gains from sales of loans which amounted to $1.3 Million during the first nine months of 1998 versus $1.4 Million in the first nine months of 1997. This decrease is attributable to reductions in average premiums on sold loans.

For the third quarter of 1998, noninterest income increased $78 Thousand or 11.6% to $751 Thousand, up from $673 Thousand for the same period in 1997. This increase was attributable to the same factors as discussed in the above comparisons of the first nine months of 1998 and 1997.

Noninterest Expense.

For the first nine months of 1998 as compared to the same period in 1997, total noninterest expense increased by $708 Thousand, or 11.7%, to $6.7 Million from $6.0 Million.

Salaries and benefits accounted for $444 Thousand of the above increase due to the January 1 effective date for all pay increases, the addition of personnel to staff the Corporation's larger branch network and service a growing customer base, and the adoption of a supplemental executive retirement plan in February 1997.

Occupancy related expenses increased $139 Thousand for the first nine months of 1998 versus the same period in 1997 due to the opening of the Corporation's eighth office, on Main Street in Somerville in June 1998, the opening of a branch in the western portion of Clinton Township in August 1997 and the opening of free standing and supermarket branches located in the "Prestige Plaza" shopping center in Raritan Township in May of 1997.

Data Processing costs contributed another $69 Thousand to the increase in noninterest expense, primarily as a result of increased volume.

Directors compensation grew by $39 Thousand for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 as a result of the adoption of a non-tax qualified retirement plan for outside directors in February 1997.

Other expenses grew by $105 Thousand for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 primarily as a result of volume related increases in lending expenses, telephone and postage costs, and ATM fees.

Offsetting these increases in noninterest expense, advertising and business development costs decreased by $88 Thousand for the nine months ended September 30, 1998 versus the same period in 1997 as branch locations opened in prior years mature and require somewhat less intensive marketing efforts.

For the third quarter of 1998 as opposed to the same period in 1997, total noninterest expenses rose by $167 Thousand, or 7.6%, to $2.4 Million from
2.2 Million. The increases in noninterest expense reflected in the third quarter of 1998 over the same period in 1997 are attributable to the same factors as discussed in the above comparisons of the first nine months of 1998 and 1997.

As some indication of the Corporation's control over noninterest expense (though combining it with a measure of the Corporation's ability to produce noninterest income), the "efficiency ratio" (noninterest expense divided by the sum of taxable equivalent net interest income and noninterest income) was 60% for the first nine months of 1998 vs. 60% for the first nine months of 1997; and was 59% for the third quarter 1998 vs. 62% for the third quarter 1997. More strictly directed at noninterest expense control, the "overhead ratio" (annualized noninterest expense over average assets for the period) improved to 3.02% from 3.26% for the first nine months of 1998 vs. the first nine months of 1997; and to 2.99% from 3.37% for the third quarter 1998 vs. the third quarter 1997.


Provisions for Loan Losses.

For the first nine months of 1998 as compared to the first nine months of 1997, the provision for loan losses increased by $114 Thousand. For the third quarter of 1998 as compared to the third quarter of 1997, the provision for loan losses increased by $74 Thousand. Provisions are made as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts. As discussed previously, the Corporation's non-accrual loans at September 30, 1998 amounted to just .44% of total loans.

Income Tax Expense.

Provisions for income tax totaled $1.1 Million and $373 Thousand for the nine and three months ended September 30, 1998, respectively, down from $1.2 Million and $389 Thousand for the nine and three months ended September 30, 1997, respectively. The Corporation's effective tax rate declined to 30.5% for the nine months ended September 30, 1998 compared with 35.8% for the nine months ended September 30, 1997. This decrease was primarily attributable to an increase in tax exempt income associated with municipal lending and an investment in corporate owned life insurance; and the operations of PSB Investment Management, Inc. The earnings of PSB Investment Management, Inc. are taxed by the State of New Jersey at a rate of 2.25% as opposed to the 9% state income tax rate to which the Bank and the Corporation are subject.

Year 2000 Compliance Issues.

The Year 2000 problem is the result of computer programs being written using two digits rather than four to determine the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations. The Year 2000 issue extends beyond individual companies to include the effect on other companies with which they do business or by which they may be affected. The Corporation has conducted a comprehensive review of its computer systems and third-party vendors to identify the processes that could be affected by the Year 2000 issue and is devoting the necessary internal and external resources to implement a plan to address Year 2000 issues. Because the Corporation's primary operating software is obtained and maintained by external software providers under maintenance agreements or is already Year 2000 compliant, the Corporation has not invested any material amounts to convert critical mainframe and PC-based operating systems and software to Year 2000 compliant hardware and software. Management anticipates that all operations affected by Year 2000 issues will be tested and compliant in advance of Year 2000 and will meet all regulatory milestones. Related expenditures in future years to complete systems projects and ensure Year 2000 compliance are not expected by management to have a material impact on the Corporation's financial position, results of operations or cash flow.















Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim balance sheet (September 30, 1998.)

Part II   Other Information

Item 6.   Exhibits and reports on Form 8-K

(a)(2.1) Plan of Acquisition Between Prestige State Bank and Prestige Financial Corp. (1)

(a)(2.2) Agreement and Plan of Reorganization between Prestige Financial Corp. and Commerce Bancorp, Inc. dated September 17, 1998, as amended. (2)

(a)(3.1)   Certificate of Incorporation of the Registrant. (1)

(a)(3.2)   Bylaws of the Registrant. (1)

(a)(10) There were no material contracts entered into during the quarter ended September 30, 1998.

(a)(11)    Statement on Computation of per-share earnings

           Please refer to footnote four on page eight of this Form 10-Q.

(a)(27)    Financial Data Schedule


(b)        No  reports on Form 8-K were filed during the quarter ended
           September 30, 1998.


(1) Previously filed with the Corporation's Form S-4, File No. 33-59752, and incorporated in the Corporation's 1997 Report on Form 10-K by reference.

(2) Incorporated by reference from the Form S-4 Registration Statement of Commerce Bancorp, Inc., File No. 333-66915.


Prestige Financial Corp.



Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Prestige Financial Corp.
                                        (Registrant)



                            By:/s/ Robert J. Jablonski
                                   Robert J. Jablonski
                                   Chief Executive Officer and
                                   Treasurer/Principal
                                   Financial Officer

Date: November 12, 1998